Form 10QSB
period 1995-06-30
ANGELES PARTNERS XI
filed 1995-08-10
CIK 702986

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-11766


                                ANGELES PARTNERS XI
          (Exact name of small business issuer as specified in its charter)


               California                                       95-3788040
      (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                        Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                         ANGELES PARTNERS XI

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets
            Cash:

                  Unrestricted                                            $  1,241,122

                  Restricted--tenant security deposits                         523,555
            Accounts receivable                                                 15,427

            Escrows for taxes                                                  191,987

            Other assets                                                       143,664

            Investment in joint venture                                        142,315
            Investment properties:

                  Land                                    $  4,396,743

                  Buildings and related personal property   29,500,699

                                                            33,897,442
                  Less accumulated depreciation            (17,281,652)     16,615,790

                                                                          $ 18,873,860

            Liabilities and Partners' Deficit


            Liabilities
                  Accounts payable                                        $    304,710

                  Due to affiliates                                            338,976

                  Tenant security deposits                                     539,379

                  Accrued taxes                                                 43,688
                  Other liabilities                                          2,348,711

                  Notes payable                                             33,268,779


            Partners' Deficit
                  General partners'                       $   (495,852)

                  Limited partners' (39,842 units
                        issued and outstanding)            (17,474,531)    (17,970,383)
                                                                          $ 18,873,860


             See Accompanying Notes to Consolidated Financial Statements

      b)                         ANGELES PARTNERS XI

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                           Three Months Ended           Six Months Ended
                                                June 30,                   June 30,
                                         1995         1994          1995            1994

       Revenues:
            Rental income             $1,893,779   $2,504,947    $3,755,708     $ 4,969,629

            Other income                  87,139      133,960       166,374         265,781

               Total revenues          1,980,918    2,638,907     3,922,082       5,235,410
       Expenses:

            Operating                    490,123      661,386       991,846       1,482,406

            General and
               administrative             51,667      107,676       139,962         188,971

            Property management fees      98,719      127,569       189,491         257,222
            Maintenance                  199,447      206,533       349,722         481,430

            Depreciation                 407,783      530,750       806,577       1,057,430

            Interest                     844,594    1,164,477     1,691,374       2,401,577

            Property taxes               173,095      225,607       359,095         446,279
               Total expenses          2,265,428    3,023,998     4,528,067       6,315,315

       Loss before equity in loss
            of joint venture            (284,510)    (385,091)     (605,985)     (1,079,905)

       Equity in (loss) income of
            joint venture                  6,526       53,122       (47,107)          7,402

            Net loss                  $ (277,984)  $ (331,969)   $ (653,092)   $ (1,072,503)
       Net loss allocated to
            general partners (1%)     $   (2,780)  $   (3,320)   $   (6,531)   $    (10,725)

       Net loss allocated to
            limited partners (99%)      (275,204)    (328,649)     (646,561)     (1,061,778)

               Net loss               $ (277,984)  $ (331,969)   $ (653,092)   $ (1,072,503)

       Net loss per limited
            partnership unit          $    (6.91)  $    (8.22)   $   (16.23)   $     (26.54)



             See Accompanying Notes to Consolidated Financial Statements

      c)                         ANGELES PARTNERS XI

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)





                                        Limited
                                      Partnership   General        Limited
                                         Units      Partners      Partners          Total
       Original capital
          contributions                  40,000    $  30,000    $ 40,000,000    $ 40,030,000
       Partners' deficit at
          December 31, 1994              39,842    $(489,321)   $(16,827,970)   $(17,317,291)

       Net loss for the six months
          ended June 30, 1995                --       (6,531)       (646,561)       (653,092)

       Partners' deficit at
          June 30, 1995                  39,842    $(495,852)   $(17,474,531)   $(17,970,383)



             See Accompanying Notes to Consolidated Financial Statements

      d)                         ANGELES PARTNERS XI

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                               Six Months Ended
                                                                   June 30,

                                                               1995           1994
       Cash flows from operating activities:
          Net loss                                          $ (653,092)  $(1,072,503)

          Adjustments to reconcile net loss to cash provided by operating activities:

             Equity in loss (income) from joint venture         47,107        (7,402)
             Depreciation                                      806,577     1,057,430

             Amortization of loan costs and discounts           50,934       137,050

          Change in accounts:

             Restricted cash                                   (28,139)        3,157
             Accounts receivable                                11,753        (7,666)

             Escrows for taxes                                  33,601        25,445

             Other assets                                      (12,560)      (30,202)

             Accounts payable                                 (405,161)     (231,579)
             Tenant security deposit liabilities                27,167        10,375

             Accrued taxes                                     (32,874)      (38,621)

             Due to affiliates                                  66,668       129,530

             Other liabilities                                 591,142       652,507
                  Net cash provided by operating
                      activities                               503,123       627,521

       Cash flows from investing activities:

          Property improvements and replacements              (660,405)     (246,950)

          Deposits to restricted escrows                      (540,000)           --
          Withdrawals from restricted escrows                  540,000            --

             Cash flows used in investing activities          (660,405)     (246,950)



       Cash flows used in financing activities:
          Payments on mortgage notes payable                  (207,150)     (230,825)

       (Decrease) increase in cash                            (364,432)      149,746

       Cash at beginning of period                           1,605,554       386,854
       Cash at end of period                                $1,241,122   $   536,600



             See Accompanying Notes to Consolidated Financial Statements

                                 ANGELES PARTNERS XI

                                     (Unaudited)



                                                               Six Months Ended
                                                                    June 30,

                                                               1995           1994
       Supplemental disclosure of cash flow
          information:

          Cash paid during this period for interest         $1,214,718   $ 1,739,263

          Property improvements and replacements
             included in accounts payable                   $  138,815   $        --


             See Accompanying Notes to Consolidated Financial Statements

       e)                        ANGELES PARTNERS XI

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Going Concern

         The Partnership continues to suffer from inadequate liquidity. In addition, there are no identified capital resources available to the
      Partnership.   As a result, the Partnership has not had cash available
      to perform the substantial rehabilitation necessary at each of the investment properties.

         The Partnership is in default on certain of its mortgages due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage on the Fox Run property, but is in default on its second mortgage. Harbour Landing Apartments is owned by Harbour Landing AP XI L.P. ("Sub-tier Partnership") of which the Partnership is the 99.9% limited partner. The Sub-tier Partnership is in default on the first and second mortgages secured by the Harbour Landing property and has filed a plan of reorganization with the bankruptcy court to avoid foreclosure by the lenders. During the second quarter of 1995, the court approved its plan which would give the Sub-tier Partnership through September 1995 to pay the debt on the property through refinancing or sale of the property. The plan provides that the lender can foreclose if the debt is not paid by September 1995; however, the Managing General Partner believes it can sell the property prior to that date and in fact has entered contract negotiations to sell this property. The second mortgages on Fox Run and Harbour Landing are held by Angeles Mortgage Investment Trust ("AMIT"). The second mortgage held by AMIT, which is secured by the Harbour Landing property, was never recorded by AMIT. The Partnership and AMIT are currently in negotiations to amend the agreement so that the mortgage will become unsecured debt of the Partnership. The Managing General Partner is presently attempting to negotiate amendments to these mortgages which would require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rate as per the note agreement, with the principal amount due in July 1996 when the first mortgage on Fox Run is due.

         As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts or classification of liabilities that may result from the outcome of these uncertainties.

      Note B - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note C   Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

         The following expenses owed to the Managing General Partner and affiliates during the six months ended June 30, 1995, and 1994 were paid or accrued:


                                                            1995        1994

       Property management fees                           $189,491       $257,222

       Reimbursement for services of affiliates,
         (Total of $338,976 and $356,201 accrued
          at June 30, 1995 and 1994, respectively)          66,707        125,718
       Marketing services                                      821          8,302


         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP. Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

         This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,991,639 at June 30, 1995, and $2,761,717 at June 30,
      1994, with monthly interest only payments at prime. A principal payment was made in December 1994 from the proceeds of the sale of Westmont Village Apartments. The remaining principal balance is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $88,601 and $90,907 for the six months ended June 30, 1995 and 1994, respectively. There was $102,515 in interest accrued at June 30, 1995.

         AMIT currently provides secondary financing on two of the Partnership's investment properties. Total AMIT indebtedness of $5,096,500 was in default at June 30, 1995. Total interest expense on this financing was $325,265 and $435,073 for the six months ended June 30, 1995 and 1994, respectively. Accrued interest was $1,669,245 at June 30, 1995.

         MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed to AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

      Note D - Investment in Joint Venture

         The Partnership owns a 41.1% interest in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). AMIT currently provides financing on the Joint Venture, secured by the investment property, in the amount of $1,320,419 which is in default at June 30, 1995. (See
      PART II, ITEM 1. LEGAL PROCEEDINGS).

         Condensed balance sheet information of the Joint Venture at June 30, 1995, is as follows:




            Assets

            Cash                                                      $  215,177
            Deferred charges and other assets                            136,312

            Investment properties, net                                 1,903,381

               Total                                                  $2,254,870

            Liabilities and Partners' Capital
            Notes payable to AMIT, in default                         $1,320,419

            Other liabilities                                            585,478

            Partners' capital                                            348,973

               Total                                                  $2,254,870

         The condensed statements of operations of the Joint Venture are summarized as follows:





                                       Three Months Ended          Six Months Ended
                                             June 30,                   June 30,
                                       1995          1994         1995        1994


       Revenue                      $ 379,075      $ 441,581   $ 483,728      $ 545,935

       Costs and expenses            (363,196)      (312,331)   (598,344)      (527,927)

          Net income (loss)         $  15,879      $ 129,250   $(114,616)     $  18,008

         The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Reports were filed with the proper authorities, however, no directives have been given as to corrective action. The Managing General Partner can not define the extent of the contamination without further testing. Based on discussions with environmental engineers, this is a low priority site with the New Jersey Department of Environmental Protection and any remediation costs are expected to be immaterial. The Joint Venture is currently under negotiations to sell the Princeton Meadows Golf Course.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                         Average
                                                        Occupancy


       Property                                          1995        1994
       Fox Run Apartments
          Plainsboro, New Jersey                          96%         95%
       Harbour Landing Apartments
          Columbia, South Carolina                        93%         90%


         The Partnership generated a net loss for the three and six months ended June 30, 1995, of $277,984 and $653,092, respectively, versus a net loss for the three and six months ended June 30, 1994, of $331,969 and $1,072,503. The decrease in the net loss for the three and six month periods ended June 30, 1995 as compared to June 30, 1994, is due to the sale of the Westmont Village investment property on November 22, 1994. Westmont Village Apartments was sold to an unaffiliated party. Due to the deferred maintenance needs of the property, the Managing General Partner believed that the sale of the property was in the best interest of the Partnership.

         Rental income and other income decreased due to the sale of Westmont Village. Other income also decreased due to decreases in the number of corporate units leased at Fox Run Apartments, one of the Partnership's investment properties. As a result of the sale, there was an overall decrease in the following expenses for the three and six months ended June 30, 1995, versus the three and six months ended June 30, 1994: operating, property management fees, maintenance, depreciation, interest and property tax expense. Operating expenses also decreased due to lower advertising expense, maintenance and administrative salaries, utility expense and office supplies expense at Fox Run Apartments. General and administrative expense decreased due to decreased fee reimbursements for partnership accounting, investor services and asset management services for the three and six month periods ended June 30, 1995, as compared to the three and six month periods ended June 30, 1994. In addition to the sale of Westmont Village, the decrease in maintenance expense for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, can be attributed to the decrease in snow removal at Fox Run Apartments, partially offset by increased yard and grounds contracts at Harbour Landing Apartments, one of the Partnership's investment properties. Interest expense also decreased for the first and second quarters of 1995 versus the first and second quarters of 1994 due to negotiations with AMIT to lower the interest rate on Harbour Landing's debt, and abate further late fees and default interest on the Fox Run debt.

         The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three and six months ended June 30, 1995, the Partnership realized equity in income and equity in loss of the Joint Venture of $6,526 and $47,107, respectively, as compared to an equity in income of the Joint Venture of $53,122 and $7,402 for the three and six months ended June 30, 1994, respectively. (See Note C - Investment in Joint Venture). The loss for the six months ended June 30, 1995, can be attributed to bad debt expense recorded during the year due to reserving uncollectible receivables. In addition, the Joint Venture has experienced a decreased in association dues from 1994 to 1995.


         As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $1,214,122 as compared to $536,600 at June 30, 1994. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable. Net cash used in investing activities increased due to increased property improvements and replacements at Fox Run Apartments. Net cash used in financing activities decreased slightly for June 30, 1995, as compared to June 30, 1994.

         The Partnership continues to suffer from inadequate liquidity. In addition, there are no identified capital resources available to the Partnership. As a result, the Partnership has not had cash available to perform the substantial rehabilitation necessary at each of the investment properties.

         The Partnership is in default on certain of its mortgages due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage on the Fox Run property, but is in default on its second mortgage. Harbour Landing Apartments is owned by Harbour Landing AP XI L.P. ("Sub-tier Partnership") of which the Partnership is the 99.9% limited partner. The Sub-tier Partnership is in default on the first and second mortgages secured by the Harbour Landing property and has filed a plan of reorganization with the bankruptcy court to avoid foreclosure by the lenders. During the second quarter of 1995, the court approved its plan which would give the Sub-tier Partnership through September 1995 to pay the debt on the property through refinancing or sale of the property. The plan provides that the lender can foreclose if the debt is not paid by September 1995; however, the Managing General Partner believes it can sell the property prior to that date and in fact has entered into contract negotiations to sell the property. The second mortgages on Fox Run and Harbour Landing are held by AMIT. The second mortgage held by AMIT, which is secured by the Harbour Landing property, was never recorded by AMIT. The Partnership and AMIT are currently in negotiations to amend the agreement so that the mortgage will become unsecured debt of the Partnership. The Managing General Partner is presently attempting to negotiate amendments to these mortgages which would require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rate as per the note agreement, with the principal amount due in July 1996 concurrent with the first mortgage maturity for Fox Run.

         As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts or classification of liabilities that may result from the outcome of these uncertainties.

                             PART II - OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

         AMIT, a real estate investment trust, made loans to the Partnership in June 1988 and September 1992 in the amounts of $1,250,000, $2,000,000 and $1,600,000, respectively, secured by the Partnership's real property known as Fox Run Apartments. AMIT also made a loan to the Joint Venture in September 1991 in the amount of $1,280,000 secured by the Joint Venture's real property known as Princeton Meadows Golf Course. Due to default interest and late fees that are delinquent and have been added to the principal balance, the current balance of the debt secured by Princeton Meadows Golf Course is $1,320,419. The Partnership believed that the loans were non-recourse obligations. AMIT asserted that these loans were recourse by virtue of certain amendments purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes were actually executed in December 1992. The Partnership has been further informed and believes that the amendments were executed at the direction of Angeles by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to such purported amendments. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Subsequently, the Partnership has determined that the original note agreements on the $1,250,000 and $1,600,000 were recourse and, therefore, the Partnership's Proofs of Claim will be withdrawn.

         MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distribution of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

         The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


      ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits:

              Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)   Reports on Form 8-K:

              None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ANGELES PARTNERS XI

                                    By:   Angeles Realty Corporation II
                                          Managing General Partner



                                    By:
                                          Carroll D. Vinson
                                          President and Principal
                                          Executive Officer





                                    By:
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer




                                    Date: August 9, 1995

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ANGELES PARTNERS XI

                                    By:   Angeles Realty Corporation II
                                          Managing General Partner



                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President and Principal
                                          Executive Officer





                                    By:   /s/Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer




                                    Date: August 9, 1995