Form 10QSB
period 1995-09-30
ANGELES PARTNERS XI
filed 1995-11-13
CIK 702986

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                             ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
 Assets
      Cash:
            Unrestricted                                            $  1,226,358
            Restricted--tenant security deposits                         508,747
      Accounts receivable, net of an allowance
            of $30,788                                                    10,077
      Escrows for taxes                                                  136,715
      Restricted escrows                                                  75,000
      Other assets                                                       112,767
      Investment in joint venture                                        181,935
      Investment properties:
            Land                                    $  3,998,115
            Buildings and related personal            24,089,815
                                                      28,087,930
            Less accumulated depreciation            (13,916,985)     14,170,945

                                                                    $ 16,422,544
      Liabilities and Partners' Deficit
      Liabilities
            Accounts payable                                        $    256,514
            Due to affiliates                                            317,474
            Tenant security deposits                                     506,860
            Accrued taxes                                                 11,795
            Other liabilities                                            685,139
            Notes payable, including $178,423
                  in default                                          30,721,534

      Partners' Deficit
            General partners'                       $   (476,916)
            Limited partners' (39,842 units
                  issued and outstanding)            (15,599,856)    (16,076,772)
                                                                    $ 16,422,544

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended         Nine Months Ended
                                       September 30,              September 30,
                                      1995         1994         1995          1994
 Revenues:
      Rental income                $1,852,396   $2,488,142    $5,608,104  $ 7,457,771
      Other income                    102,362      142,707       268,736      408,488
       Total revenues               1,954,758    2,630,849     5,876,840    7,866,259
 Expenses:
    Operating                         466,522      697,560     1,458,368    2,179,966
    General and administrative         49,391       47,000       189,353      235,971
    Property management fees           94,321      131,826       283,812      389,048
    Maintenance                       223,697      287,936       573,419      769,366
    Depreciation                      409,460      529,651     1,216,037    1,587,081
    Interest                          849,164    1,179,860     2,540,538    3,581,437
    Property taxes                    204,004      229,352       563,099      675,631
    Bad debt expense                   30,788           --        30,788           --
       Total expenses               2,327,347    3,103,185     6,855,414    9,418,500
 Loss before loss on disposal
    of property, gain on sale
    of investment property,
    equity in income (loss)
    of joint venture and
    debt restructure fees            (372,589)    (472,336)     (978,574)  (1,552,241)

 Loss on disposal of property              --      (47,197)           --      (47,197)
 Gain on sale of investment
    property                        2,336,262           --     2,336,262           --
 Equity in income (loss) of
    joint venture                      39,620       24,391        (7,487)      31,793
 Debt restructure costs              (330,276)          --      (330,276)          --
 Income (loss) before
    extraordinary item              1,673,017     (495,142)    1,019,925   (1,567,645)
 Extraordinary item-debt
    forgiveness                       220,594           --       220,594           --

       Net income (loss)           $1,893,611   $ (495,142)   $1,240,519  $(1,567,645)

 Net income (loss) allocated to
    general partners (1%)          $   18,936   $   (4,951)   $   12,405  $   (15,676)
 Net income (loss) allocated to
    limited partners (99%)          1,874,675     (490,191)    1,228,114   (1,551,969)

       Net income (loss)           $1,893,611   $ (495,142)   $1,240,519  $(1,567,645)

 Per limited partnership unit:
 Income (loss) before
    extraordinary item             $    41.57   $   (12.25)   $    25.34  $    (38.80)
 Extraordinary item                      5.48           --          5.48           --

       Net income (loss)           $    47.05   $   (12.25)   $    30.82  $    (38.80)

[FN]
           See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS XI

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                    Limited
                                  Partnership    General       Limited
                                     Units      Partners      Partners         Total
 Original capital contributions      40,000     $  30,000   $ 40,000,000    $ 40,030,000
 Partners' deficit at
    December 31, 1994                39,842     $(489,321)  $(16,827,970)   $(17,317,291)
 Net loss for the nine months
    ended September 30, 1995             --        12,405      1,228,114       1,240,519
 Partners' deficit at
    September 30, 1995               39,842     $(476,916)  $(15,599,856)   $(16,076,772)

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                September 30,
                                                            1995           1994
 Cash flows from operating activities:
    Net income                                           $1,240,519   $(1,567,645)
    Adjustments to reconcile net loss to cash
       provided by operating activities:
       Equity in loss (income) from joint venture             7,487       (31,793)
       Depreciation                                       1,216,037     1,587,081
       Amortization of loan costs and discounts              76,324       162,517
       Bad debt expense                                      30,788            --
       Loss on disposal of property                              --        47,197
       Gain on sale of investment property               (2,336,262)           --
       Debt forgiveness                                    (220,594)           --
    Change in accounts:
       Restricted cash                                      (13,331)       10,341
       Accounts receivable                                  (13,685)       (3,936)
       Escrows for taxes                                     88,873        73,012
       Other assets                                          (7,609)      (37,332)
       Accounts payable                                    (371,687)     (149,943)
       Tenant security deposit liabilities                   (8,911)       15,894
       Accrued taxes                                        (61,854)      (92,283)
       Due to affiliates                                     45,166       158,209
       Other liabilities                                    926,856       918,106
           Net cash provided by operating activities        598,117     1,089,425

 Cash flows from investing activities:
    Proceeds from sale of investment property             4,716,872            --
    Property improvements and replacements               (1,095,560)     (407,997)
    Deposits to restricted escrows                         (615,000)           --
    Withdrawals from restricted escrows                     540,000            --
           Net cash provided by (used in)
                investing activities                      3,546,312      (407,997)

 Cash flows from financing activities:
    Additions to mortgage notes payable                      33,600            --
    Repayments of mortgage notes payable                 (3,986,937)           --
    Payments on mortgage notes payable                     (570,288)     (350,297)
           Net cash used in financing activities         (4,523,625)     (350,297)
 (Decrease) increase in cash                               (379,196)      331,131
 Cash at beginning of period                              1,605,554       386,854
 Cash at end of period                                  $ 1,226,358   $   717,985
 Supplemental disclosure of cash flow information:
    Cash paid during this period for interest           $ 1,656,750   $ 2,608,745
    Property improvements and replacements included
       in accounts payable                              $    57,145   $        --

    Interest transferred to mortgage notes payable      $ 1,880,009   $        --

[FN]

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

   The Partnership continues to suffer from inadequate liquidity. In addition, there are no identified capital resources available to the Partnership.

   The Partnership is in default on $178,423 of its unsecured indebtedness due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage secured by the Fox Run property. Until September 6, 1995, Harbour Landing Apartments was owned by Harbour Landing AP XI L.P. ("Sub-tier Partnership") of which the Partnership is the 99.9% limited partner. The Sub-tier Partnership was in default on the first and second mortgages secured by the Harbour Landing property and filed for bankruptcy protection and subsequently filed a plan of reorganization with the bankruptcy court to avoid foreclosure by the lenders. During the second quarter of 1995, the court approved the plan which gave the Sub-tier Partnership through September 1995 to pay the debt secured by the property through a refinancing or sale of the property. The plan provided that the lender could foreclose on the property if the debt was not paid by September 1995. On September 6, 1995, the Partnership sold the Harbour Landing property.

   The second mortgages secured by Fox Run are held by Angeles Mortgage Investment Trust ("AMIT"). The Managing General Partner has negotiated amendments to these mortgages which now require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rate as per the note agreement. The principal amount of this debt is due in September 1996 (see Note E for further discussion). The first mortgage on the Fox Run property matures in July 1996. The Managing General Partner intends to refinance the first and second mortgages prior to maturity, however, there is no assurance that these negotiations will be successful.

   As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts or classification of liabilities that may result from the outcome of these uncertainties.

Note B - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

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

   The following expenses were paid or accrued to the Managing General Partner and affiliates during the nine months ended September 30, 1995 and 1994:

                                                      1995           1994

 Property management fees                           $283,812       $389,048
 Reimbursement for services of affiliates,
 (Total of $317,474 and $388,693 accrued at
  September 30, 1995 and 1994, respectively)         101,190        158,210
 Marketing services                                      851          8,199

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


Note C   Transactions with Affiliated Parties (continued)

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

   This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,797,299 at September 30, 1995, and $2,761,717 at September 30, 1994, with monthly interest only payments at prime. A principal payment of $770,078 was made in December 1994 from the proceeds of the sale of Westmont Village Apartments. A principal payment was also made in September 1995 in the amount of $194,340 from the proceeds of the sale of Harbour Landing Apartments. The remaining principal balance is to be paid the earlier of i) the availability of funds, ii) the sale of the remaining property owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $132,168 and $143,264 for the nine months ended September 30, 1995 and 1994, respectively. There was $14,522 in interest accrued at September 30, 1995.

   AMIT currently provides secondary financing secured by the Partnership's investment property, Fox Run Apartments. In addition, AMIT provides unsecured financing to the Partnership. Total AMIT indebtedness included as a note payable, was $6,942,032 at September 30, 1995. $178,423 of this indebtedness, which is unsecured debt provided to the Partnership, was in default at September 30, 1995. Total interest expense on this financing was $508,328 and $667,625 for the nine months ended September 30, 1995 and 1994, respectively. Accrued interest was $268,975 at September 30, 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed to AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

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

Note D - Investment in Joint Venture

   The Partnership owns a 41.1% interest in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). AMIT currently provides financing on the Joint Venture, secured by the investment property, in the amount of $1,320,419 which is in default at September 30, 1995. (See PART II, ITEM 1. LEGAL PROCEEDINGS for further discussion).

   Condensed balance sheet information of the Joint Venture at September 30, 1995, is as follows:


      Assets
      Cash                                                      $  276,240
      Other assets                                                 123,988
      Investment properties, net                                 1,898,912
         Total                                                  $2,299,140

      Liabilities and Partners' Capital
      Notes payable to AMIT, in default                         $1,320,419
      Other liabilities                                            533,382
      Partners' capital                                            445,339
         Total                                                  $2,299,140


Note D - Investment in Joint Venture

   The condensed statements of operations of the Joint Venture are summarized as follows:


                            Three Months Ended          Nine Months Ended
                              September 30,               September 30,
                             1995         1994           1995         1994

 Revenue                  $ 501,362    $ 429,594    $   985,090    $ 975,529
 Costs and expenses        (404,963)    (370,247)    (1,003,307)    (898,174)
    Net income (loss)     $  96,399    $  59,347    $   (18,217)   $  77,355

   The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Reports were filed with the proper authorities. Subsequent to September 30, 1995, the State of New Jersey Department of Environmental Protection issued a corrective actions letter to the Joint Venture. Based on discussions with environmental engineers and others, the Managing General Partner expects the remediation costs to be immaterial to the Partnership.

Note E - Debt Restructure Fees

   Prior to the third quarter of 1995, the Partnership was in default on the mortgage held by AMIT, which is secured by the Fox Run property, due to its inability to make interest and principal payments when due. However, during the third quarter of 1995, the Partnership was successful in negotiating amendments to these mortgages effective September 1, 1995. As a result of the modifications, $330,276 of debt restructure costs were incurred. The accrued interest balance of $1,880,009 at August 31, 1995, was reclassed to the principal balance of the mortgage pursuant to the agreement. The agreement also requires interest only payments of $45,091 based on an 8% pay rate with interest continuing to accrue at the original rate as per the original note agreement, with the principal amount due in September 1996.

Note F - Sale of Investment Property

   On September 6, 1995, the Managing General Partner sold the Harbour Landing property to an unaffiliated third party. The total consideration paid to the Partnership was $4,900,000. The total gain on the sale was $2,336,262. Also, as a result of the sale $220,594 of debt was forgiven. The second mortgage secured by Harbour Landing is held by AMIT and is still in default at September 30, 1995. Due to the sale of the property, this debt became unsecured debt of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                         1995         1994

 Fox Run Apartments
    Plainsboro, New Jersey                          96%         95%

   The Partnership realized net income of $1,893,611 and $1,240,519 for the three and nine months ended September 30, 1995, respectively, versus net losses of $495,142 and $1,567,645 for the three and nine months ended September 30, 1994, respectively. The increase in income during 1995 can primarily be attributed to the gain on the sale of Harbour Landing Apartments, one of the partnership's investment properties, during the third quarter of 1995 (See discussion below).

   Due to the sale of Westmont Village Apartments during the fourth quarter of 1994, and the sale of Harbour Landing Apartments during the third quarter of 1995, rental and other income decreased for the three and nine months ended September 30, 1995, versus the three and nine months ended September 30, 1994. Also contributing to the decrease in other income were decreases in corporate units, deposit forfeitures, and laundry income at Fox Run Apartments. As a result of the above mentioned sales, there was an overall decrease in the following expenses for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994: operating, property management fees, maintenance, depreciation, interest, and property tax expense. Operating expenses also decreased due to decreased advertising and utility expenses at Fox Run Apartments. General and administrative expenses decreased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to decreased fee reimbursements for partnership accounting, investor services and asset management services. A decrease in snow removal expense at Fox Run Apartments also contributed to the lower maintenance expense for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994. The bad debt expense in 1995 resulted from the reserve established on accounts receivable from tenants of the Harbour Landing Apartments that were considered uncollectible following the sale of the property.

   During the third quarter of 1994, the Partnership realized a loss on disposal of property of $47,197. The loss was due to a re-roofing project at Fox Run Apartments, resulting in the write off of the original roofs not yet fully depreciated.


   Prior to September 6, 1995, Harbour Landing Apartments was owned by Harbour Landing AP XI L.P. ("Sub-tier Partnership") of which the Partnership is the 99.9% limited partner. The Sub-tier Partnership was in default on the first and second mortgages secured by the Harbour Landing property and filed for bankruptcy protection and subsequently filed a plan of reorganization with the bankruptcy court to avoid foreclosure by the lenders. During the second quarter of 1995, the court approved the plan which gave the Sub-tier Partnership through September 1995 to pay the debt secured by the property through a refinancing or sale of the property. The plan provided that the lender could foreclose on the property if the debt was not paid by September 1995; however, on September 6, 1995, the Managing General Partner sold the property to an unaffiliated third party. The total consideration paid to the Partnership was $4,900,000. The total gain on the sale was $2,336,262. Also, as a result of the sale $220,594 of debt was forgiven. The second mortgage secured by Harbour Landing is held by AMIT and is still in default at September 30, 1995. Due to the sale of the property, this debt became unsecured debt of the Partnership.

   The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three and nine months ended September 30, 1995, the Partnership realized equity in income and equity in loss of the Joint Venture of $39,620 and $7,487, respectively, as compared to an equity in income of the Joint Venture of $24,391 and $31,793 for the three and nine months ended September 30, 1994, respectively (See Note C - Investment in Joint Venture).
The loss for the nine months ended September 30, 1995, can be attributed to bad debt expense recorded during the year due to the reserve for uncollectible receivables.

   Prior to the third quarter of 1995, the Partnership was in default on the mortgage held by AMIT, which is secured by the Fox Run property, due to its inability to make interest and principal payments when due. However, during the third quarter of 1995, the Partnership was successful in negotiating amendments to these mortgages effective September 1, 1995. As a result of the modifications, $330,276 of debt restructure costs were incurred. The accrued interest balance of $1,880,009 at August 31, 1995, was reclassed to the principal balance of the mortgage pursuant to the agreement. The agreement also requires interest only payments of $45,091 based on an 8% pay rate with interest continuing to accrue at the original rate as per the original note agreement, with the principal amount due in September 1996.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.


   At September 30, 1995, the Partnership had unrestricted cash of $1,226,358 as compared to $717,985 at September 30, 1994. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable. Net cash from investing activities increased due to the proceeds received from the sale of Harbour Landing Apartments. Net cash used in financing activities increased due to the repayments on the mortgage notes payable due to the sale of Harbour Landing Apartments.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $30,721,534, of which $178,423 is in default, is amortized over 30 years and includes interest only payments with maturity dates of July 1996, September 1996, and November 1997, at which time the property will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. There were no cash distributions made during the first nine months of 1995.

   As a result of the above conditions, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts or classification of liabilities that may result from the outcome of these uncertainties.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   AMIT, a real estate investment trust, made loans to the Partnership in June 1988, September 1992 and September 1992 in the amounts of $1,250,000, $2,000,000 and $1,600,000, respectively, secured by the Partnership's real property known as Fox Run Apartments. AMIT also made a loan to the Joint Venture in September 1991 in the amount of $1,280,000 secured by the Joint Venture's real property known as Princeton Meadows Golf Course. Due to default interest and late fees that are delinquent and have been added to the principal balance, the current balance of the debt secured by Princeton Meadows Golf Course is $1,320,419. The Partnership believed that the loans were non-recourse obligations. AMIT asserted that these loans were recourse by virtue of certain amendments purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes were actually executed in December 1992 ("Note Modifications"). The Partnership has been further informed and believes that the amendments were executed at the direction of Angeles by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to such purported amendments. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Subsequently, the Partnership has determined that the original note agreements evidencing the $1,250,000 and $1,600,000 obligations were recourse and, therefore, the Partnership's Proofs of Claim were withdrawn. In addition, Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the $2,000,000 and the $1,280,000 obligations owed to AMIT are recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modifications. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distribution of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.

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



ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits:

        10.11 Contract to Purchase and Sell Property with Exhibits dated July 24, 1995, between Harbour Landing AP XI, L.P., a South Carolina limited partnership, and New Plan Realty Trust, a Massachusetts Business Trust.

        10.12 Special Warranty Deed dated September 5, 1995, between Harbour Landing AP XI, L.P., and New Plan Realty Trust.

        10.13 Comfort Sum Escrow Agreement dated September 6, 1995, between New Plan Realty Trust, Harbour Landing AP XI, L.P., and Coastal Abstract Service, Inc.

        10.14 Blanket Conveyance, Bill of Sale and Assignment between Harbour Landing AP XI, L.P., and New Plan Realty Trust.

        10.15 Non-Warranty Deed between Harbour Landing AP XI, L.P., and New Plan Realty Trust.

        10.16 Assignment and Assumption of Leases dated September 5, 1995, between Harbour Landing, AP XI, L.P., and New Plan Realty Trust.

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)       Reports on Form 8-K:

                 A Form 8-K dated September 6, 1995 was filed reporting the sale of Harbour Landing Apartments located at 7625 Garner's Ferry Road in Columbia, South Carolina.




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




                              Date: November 13, 1995