Form 10KSB
period 1995-12-31
ANGELES PARTNERS XI
filed 1996-03-21
CIK 702986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                 to

                         Commission file number 0-11766


                               ANGELES PARTNERS XI


             California                                   95-3788040
    (State or other jurisdiction of

     incorporation or organization)         (I.R.S. Employer Identification No.)


    One Insignia Financial Plaza, P.O. Box 1089

    Greenville, South Carolina                               29602

     (Address of principal executive offices)              (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units
                                (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

   State issuer's revenues for its most recent fiscal year.  $7,560,901

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Units, it is the Registrant's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Description of Business

   Angeles Partners XI (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated February 14, 1983, and amended on April 4, 1983 ("Agreement"). The Partnership's Managing General Partner is Angeles Realty Corporation II, a California corporation. The Elliott Accommodation Trust, the Elliott Family Partnership, Ltd. and ARC II/AREMCO Partners, Ltd., are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners".

   The Partnership, through its public offering of Limited Partnership Units, sold 40,000 units aggregating $40,000,000. The General Partner contributed capital in the amount of $30,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real property. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of the Partnership's remaining property in order to achieve the best possible return for the investors. Such results may best be achieved through a property sale, refinancing, debt restructuring or relinquishment of the asset. The Managing General Partner intends to evaluate its holding periodically to determine the most appropriate strategy for the asset. The Managing General Partner's policy is to only commit cash from operations and financings secured by the real property to support operations, capital improvements and repayment of debt.

   The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day management services to the investment property.

    The business in which the Partnership is engaged is highly competitive.
The investment property is located in Plainsboro, New Jersey and, accordingly, competes for rentals not only with similar projects in its immediate area, but with the hundreds of similar projects throughout the urban area. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.



Item 2. Description of Property:

The following table sets forth the Partnership's investments in property:

                        Date of
 Property               Purchase       Type of Ownership              Use

 Fox Run Apartments     5/27/83     Fee ownership subject     Residential Rental
                                    to 1st, 2nd & 3rd trust   776 units
                                    deeds


The Partnership also has a 41.1% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XII, both of which are California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. The property owned by the Joint Venture, as of December 31, 1995, is summarized as follows:

                                   Date of
 Property                         Purchase     Type of Ownership          Use
 Princeton Meadows Golf Course     7/26/91   Fee ownership, subject   Golf Course
                                             to a first mortgage

Princeton Meadows Golf Course is accounted for by Angeles Partners XI on the equity method in accordance with its ownership percentage and is included on the balance sheet as an "Investment in joint venture".

The Partnership sold Harbour Landing Apartments on September 6, 1995, to an unaffiliated third party (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details).


Schedule of Property:

                        Gross
                       Carrying    Accumulated                          Federal
 Property               Value      Depreciation     Rate     Method    Tax Basis

 Fox Run Apartments  $28,394,901   $14,284,187    5-20 yrs    S/L    $10,300,443

      See "Note B" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                                Principal                                     Principal
                               Balance At                                      Balance
                              December 31,   Interest    Period   Maturity     Due At
 Property                         1995         Rate    Amortized    Date      Maturity
 Fox Run Apartments
  1st mortgage                $21,892,189      9.08%    30 years   7/1996   $21,705,935
  2nd trust deed (1)(3)         2,794,309     12.50%      (1)      9/1996     2,794,309
  2nd trust deed (1)(3)(5)      1,760,952     11.50%      (1)      9/1996     1,810,734
  3rd trust deed (1)(3)         2,235,447     12.50%      (1)      9/1996     2,235,447
 Angeles Partners XI
  Note payable
    in default (2)(3)             178,423     10.00%      (1)      2/1995       178,423
  Working Capital
    Loan (4)                    1,797,299      Prime      (1)      11/1997    1,797,299

          Total               $30,658,619                                   $30,522,147

1)       Interest only payments.
2) This loan is currently in default due to maturity. For additional information, see "Item 6. Management's Discussion and Analysis or Plan of Operation".
3)       Payable to Angeles Mortgage Investment Trust.
4)       Payable to Angeles Acceptance Pool, L.P.
5) Accrued and unpaid interest is added to the principal balance the first of the following month.


Average annual rental rate and occupancy for 1995 and 1994 for the property:

                               Average Annual             Average Annual
                                Rental Rates                 Occupancy
 Property                    1995           1994         1995         1994

 Fox Run Apartments      $8,672/unit   $8,415/unit       96%           95%


     As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The investment property of the Partnership is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that this property is adequately insured. The multi-family residential property's lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1995 were:

                                    1995         1995
                                  Billing        Rate

 Fox Run Apartments              $676,672        2.18


Item 3. Legal Proceedings

   Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made loans to the Partnership in June 1988, September 1992 and September 1992 in the original principal amounts of $1,250,000, $2,000,000 and $1,600,000, respectively, secured by the Partnership's real property known as Fox Run Apartments. AMIT also made a loan to the Joint Venture in September 1991 in the amount of $1,280,000, secured by the Joint Venture's real property known as Princeton Meadows Golf Course. The Partnership believed that the loans were non-recourse obligations. AMIT asserted that these loans were recourse by virtue of certain amendments purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes were actually executed in December 1992 ("Note Modifications"). The Partnership has been further informed and believes that the amendments were executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to such purported amendments. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Subsequently, the Partnership has determined that the original note agreements evidencing the $1,250,000 and $1,600,000 obligations were recourse and, therefore, the Partnership's Proofs of Claim were withdrawn. In addition, Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the $2,000,000 and the $1,280,000 obligations owed to AMIT are recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modifications. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distribution of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.


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

Item 4. Submission of Matters to a Vote of Security Holders

   The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.



                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

   The Partnership, a publicly-held limited partnership, sold 40,000 Limited Partnership Units during its offering period through February 1982, and currently has 39,842 Limited Partnership Units outstanding and has 4,276 Limited Partners of record. In 1994, the number of Limited Partnership Units decreased by 158 units due to Limited Partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

   The Partnership has discontinued making cash distributions from operations until the financial condition of the Partnership and other relevant factors warrant resumption of distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation

   This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

   The Partnership recognized net income of $776,404 for the year ended December 31, 1995, as compared to net income of $5,288,241 for the year ended December 31, 1994. The decrease in net income is primarily due to the decreased gain recognized on the sale of investment property in 1995 of $2,336,262 versus the gain recognized in 1994 of $7,257,155. The Partnership sold Harbour Landing Apartments in 1995 and Westmont Village Apartments in 1994. The decrease in revenues and expenses is primarily attributable to the sales noted above.

   The decreases to rental income were partially offset by increases in occupancy and rental rates at Fox Run Apartments, the Partnership's remaining property. Other income decreased due to the sales noted above and a decrease in corporate unit income at Fox Run Apartments. Operating expenses, property management fees, maintenance, depreciation, interest and property taxes decreased due primarily to the aforementioned sales. General and administrative expenses decreased due to decreased fee reimbursement for partnership accounting, investor services and asset management services. A milder winter in New Jersey led to a decrease in snow removal costs at Fox Run Apartments, which contributed to the decrease in maintenance. The bad debt expense is due to an increase in doubtful accounts relating to Harbour Landing Apartments, which was sold in 1995.

   During 1994, the Partnership recognized a loss on disposal of assets of $151,980. This loss can be attributed to a re-roofing project at Fox Run Apartments which resulted in the write-off of the original roofs which were not yet fully depreciated.

   As mentioned previously, the Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For 1995, the Partnership realized an equity in the loss of the Joint Venture of $129,192 versus $77,378 equity in the loss of the Joint Venture in 1994. The increased loss for the year ended December 31, 1995, versus the year ended December 31, 1994, can be attributed to the Partnership's proportionate share of a $199,000 environmental liability established for the cost of the clean-up of contamination relating to an underground fuel storage tank (See "Note C" for further discussion).

   In 1995, the Partnership negotiated amendments to the mortgages held by AMIT and as a result incurred $330,277 of debt restructure costs (See "Note H" for further discussion).

   On September 6, 1995, the Managing General Partner sold the Harbour Landing property to an unaffiliated third party. The total consideration paid to the Partnership was $4,900,000. The total gain on the sale was $2,336,262. Also, as a result of the sale, $220,594 of debt was forgiven. The second mortgage secured by Harbour Landing, which is recourse debt, is held by AMIT and is still in default at December 31, 1995. Due to the sale of the property, this debt became unsecured debt of the Partnership.

   During the fourth quarter of 1994, the Partnership sold one of its investment properties, Westmont Village Apartments, to an unaffiliated party. Due to the deferred maintenance needs of the property, the Managing General Partner believed that the sale of the property was in the best interest of the Partnership. Total consideration was $13,450,910. The total gain on the sale was $7,257,155.

   The Managing General Partner continues to monitor the rental market environment at its investment property to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expense. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

   The Partnership continues to incur operating losses and is in default on $178,423 of its unsecured indebtedness, plus related accrued interest of $213,962, due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage secured by the Fox Run property; however, the Partnership does not have the resources to pay this debt when it matures in July 1996.

   The second mortgages secured by Fox Run are held by Angeles Mortgage Investment Trust ("AMIT"). The Managing General Partner has negotiated amendments to these mortgages which now require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rate of 11.5% and 12.5% as per the note agreement. The principal amount of this debt is due in September 1996.

   The Managing General Partner is conducting negotiations to refinance the first and second mortgages prior to maturity, however, there is no assurance that these negotiations will be successful.

   As a result of a significant portion of the debt being in default or maturing in 1996, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts or classification of liabilities that may result from the outcome of these uncertainties.

   The Partnership had unrestricted cash and cash equivalents of $869,516 at December 31, 1995, versus $1,605,554 at December 31, 1994. Net cash provided by operating activities decreased primarily due to the partial year operations of the property that was sold. Net cash provided by investing activities decreased due to the decreased proceeds received from the sale of Harbour Landing Apartments in 1995 versus the proceeds received from the sale of Westmont Village Apartments in 1994. Net cash used in financing activities decreased due to the decreased repayments on the mortgage notes payable upon the sale of Harbour Landing Apartments in 1995 versus the repayments on the mortgage notes payable upon the sale of Westmont Village Apartments in 1994. The Partnership had an overall decrease in cash of $736,038 during 1995 versus an overall increase in cash of $1,218,700 during 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. As mentioned previously, $178,423 unsecured debt of the Partnership is in default due to non-payment upon maturity. The remaining indebtedness of $30,480,196 ranges from interest only to an amortization period of 30 years with maturity dates ranging from July 1996 to November 1997, during which $30,343,724 of balloon payments are due. The Managing General Partner is currently negotiating the refinancing of this indebtedness, however, there are no certainties that the refinancing will be successful. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.


Item 7. Financial Statements

ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS


   Report of Independent Auditors

   Balance Sheet - December 31, 1995

   Statements of Operations - Years ended December 31, 1995 and 1994

   Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

   Statements of Cash Flows - Years ended December 31, 1995 and 1994

   Notes to Financial Statements





                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI


We have audited the accompanying balance sheet of Angeles Partners XI as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners XI as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Angeles Partners XI will continue as a going concern. As more fully described in Note A, the Partnership has incurred recurring operating losses, is in default on certain indebtedness and has a significant portion of its debt maturing in 1996. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.


                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 1996

                               ANGELES PARTNERS XI

                                  BALANCE SHEET

                                December 31, 1995


 Assets
   Cash and cash equivalents:
      Unrestricted                                                $    869,516
      Restricted--tenant security deposits                             510,944
   Accounts receivable, net of allowance
      of $30,788                                                        14,149
   Escrows for taxes                                                   113,125
   Restricted escrows                                                   75,000
   Other assets                                                         86,924
   Investment in joint venture (Note C)                                 60,230
   Investment properties (Notes D and G):
      Land                                         $  3,998,115
      Buildings and related personal property        24,396,786
                                                     28,394,901
      Less accumulated depreciation                 (14,284,187)    14,110,714

                                                                   $15,840,602
 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                                $   114,093
   Due to affiliates (Note F)                                          350,173
   Tenant security deposits                                            500,010
   Other liabilities                                                   758,594
   Notes payable, including $178,423
      in default (Notes D, F and G)                                 30,658,619

 Partners' Deficit
   General partners'                               $   (481,557)
   Limited partners' (39,842 units
      issued and outstanding)                       (16,059,330)   (16,540,887)

                                                                   $15,840,602


                 See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS XI

                            STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                                        1995           1994

 Revenues:
  Rental income                                     $ 7,203,988    $ 9,672,543
  Other income                                          356,913        492,593
      Total revenues                                  7,560,901     10,165,136
 Expenses:
  Operating                                           1,863,392      2,790,246
  General and administrative                            260,457        297,468
  Property management fees (Note F)                     368,605        506,180
  Maintenance                                           720,890        967,494
  Depreciation                                        1,583,239      2,059,526
  Interest                                            3,322,247      4,388,726
  Property taxes                                        732,267        895,052
  Bad debt expense                                       30,787             --
      Total expenses                                  8,881,884     11,904,692

 Loss before loss on disposal
  of property, gain on sale
  of investment property,
  equity in loss of joint venture,
  debt restructure costs and extraordinary item      (1,320,983)    (1,739,556)

 Loss on disposal of investment property                     --       (151,980)
 Gain on sale of investment property (Note H)         2,336,262      7,257,155
 Equity in loss of joint venture (Note C)              (129,192)       (77,378)
 Debt restructure costs (Note H)                       (330,277)            --

 Income before extraordinary item                       555,810      5,288,241
  Extraordinary item-gain on extinguishment of
      debt (Note H)                                     220,594             --

      Net income                                    $   776,404    $ 5,288,241

 Net income allocated to
   general partners (1%)                            $     7,764    $    52,882
 Net income allocated to
   limited partners (99%)                               768,640      5,235,359

      Net income                                    $   776,404    $ 5,288,241

 Per limited partnership unit:
 Income before extraordinary item                   $     13.81    $    131.40
 Extraordinary item                                        5.48             --

      Net income                                    $     19.29    $    131.40

                 See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS XI

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT



                                    Limited
                                  Partnership    General       Limited
                                     Units       Partners      Partners        Total
 Original capital contributions     40,000     $  30,000    $ 40,000,000   $ 40,030,000

 Partners' deficit at
    December 31, 1993               40,000     $(542,203)   $(22,063,329)  $(22,605,532)

 Abandonment of Limited
    Partnership Units (Note H)        (158)           --              --             --

 Net income for the year
    ended December 31, 1994             --        52,882       5,235,359      5,288,241

 Partners' deficit at
    December 31, 1994               39,842      (489,321)    (16,827,970)   (17,317,291)

 Net income for the year
    ended December 31, 1995             --         7,764         768,640        776,404

 Partners' deficit at
    December 31, 1995               39,842     $(481,557)   $(16,059,330)  $(16,540,887)

                 See Accompanying Notes to Financial Statements

                               ANGELES PARTNERS XI

                            STATEMENTS OF CASH FLOWS


                                                                Years Ended December 31,
                                                                   1995          1994
 Cash flows from operating activities:
   Net income                                                 $   776,404    $ 5,288,241
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in loss from joint venture                           129,192         77,378
      Depreciation                                              1,583,239      2,059,526
      Amortization of loan costs and discounts                     98,837        187,984
      Bad debt expense                                             30,787             --
      Loss on disposal of property                                     --        151,980
      Gain on sale of investment property                      (2,336,262)    (7,257,155)
      Gain on extinguishment of debt                             (220,594)            --
   Change in accounts:
      Restricted cash                                             (15,528)       118,739
      Accounts receivable                                         (17,756)         5,051
      Escrows for taxes                                           112,463        282,827
      Other assets                                                 (5,558)       (38,007)
      Accounts payable                                           (241,173)       (46,486)
      Tenant security deposit liabilities                         (15,761)       (86,644)
      Accrued taxes                                               (73,649)      (261,201)
      Due to affiliates                                            77,865         41,825
      Other liabilities                                           730,735        265,614

         Net cash provided by operating activities                613,241        789,672

 Cash flows from investing activities:
   Proceeds from sale of investment property                    4,716,872     13,280,963
   Property improvements and replacements                      (1,674,189)      (736,435)
   Deposits to restricted escrows                                (615,000)            --
   Withdrawals from restricted escrows                            540,000             --

         Net cash provided by investing activities              2,967,683     12,544,528

 Cash flows from financing activities:
   Proceeds of mortgage notes payable                             330,277             --
   Repayment of mortgage notes payable                         (3,986,937)   (11,650,376)
   Principal payments on mortgage notes payable                  (660,302)      (465,124)

         Net cash used in financing activities                 (4,316,962)   (12,115,500)

 (Decrease) increase in cash and cash equivalents                (736,038)     1,218,700
 Cash and cash equivalents at beginning of period               1,605,554        386,854
 Cash and cash equivalents at end of period                   $   869,516   $  1,605,554
 Supplemental disclosure of cash flow information:
   Cash paid during this period for interest                  $ 2,585,514   $  3,852,281
 Supplemental disclosure of non-cash investing
   and financing activities:
   Interest capitalized into mortgage notes payable           $ 1,610,382   $         --
   Property improvements and replacements
      included in accounts payable                            $        --   $    214,513

                 See Accompanying Notes to Financial Statements


                               ANGELES PARTNERS XI

                          Notes to Financial Statements

                                December 31, 1995


Note A - Going Concern

The Partnership continues to incur operating losses and is in default on $178,423 of its unsecured indebtedness, plus related accrued interest of $213,962, due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage secured by the Fox Run property; however, the Partnership does not have the resources to pay this debt when it matures in July 1996.

The second and third mortgages secured by Fox Run are held by Angeles Mortgage Investment Trust ("AMIT"). The Managing General Partner has negotiated amendments to these mortgages which now require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rate of 11.5% and 12.5% as per the note agreement. The principal amount of this debt and accrued interest is due in September 1996.

The Managing General Partner is conducting negotiations to refinance the first and second mortgages prior to maturity, however, there is no assurance that these negotiations will be successful.

As a result of a significant portion of the debt being in default or maturing in 1996, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts or classification of liabilities that may result from the outcome of these uncertainties.

Note B - Organization and Significant Accounting Policies

Organization: Angeles Partners XI (the "Partnership" or "Registrant") is a California limited partnership organized on February 14, 1983, to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates one residential property located in Plainsboro, New Jersey.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and is not shown separately in the financial statements.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrow: The Partnership placed $75,000 of the proceeds from the sale of Harbour Landing Apartments into a restricted escrow account, in accordance with the sale agreement. These funds are for the payment of claims, if any, against the property occurring prior to the sale date. Any remaining balance reverts to the Partnership in September 1996.

Note B - Organization and Significant Accounting Policies (continued)

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs: Loan costs of $847,169 are included in "Other assets" and are being amortized on a straight-line basis over the lives of the loans. Accumulated amortization is $804,810.

Investment in Joint Venture: The Partnership accounts for its 41.1% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture") using the equity method of accounting (see Note C). Under the equity method, the partnership records its equity interest in earnings or losses of the Joint Venture; however, the investment in the Joint Venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the Joint Venture.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation: Depreciation is calculated by the straight-line and accelerated methods over the estimated lives of the rental properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Allocations and Distributions to Partners: In accordance with the Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any Brokerage Compensation and Incentive Interest to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partners and Limited Partners in proportion to their interests in the Partnership.

The Partnership will allocate other profits and losses 1% to the General Partners and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.


Note B - Organization and Significant Accounting Policies (continued)

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution; (iii) Third, to the Managing General Partner until it has received an amount equal to the difference between (a) 3% of the Aggregate Disposition Prices (as defined in Partnership Agreement) of all properties and investments sold or otherwise disposed of, or refinanced by the Partnership, on a cumulative basis and (b) all distributions previously received by the Managing General Partner pursuant to this clause; (iv) Fourth, to the Partners until the Limited Partners have received distributions from all sources equal to an additional cumulative return of 4% per annum on their Adjusted Capital Investment; and (v) Thereafter, 85% to the Limited Partners and Non-Managing General Partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note D).

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Note C - Investment in Joint Venture

Condensed balance sheet information of the Joint Venture at December 31, 1995 is as follows:

 Assets
 Cash                                  $  114,589
 Deferred charges and other assets        116,790
 Investment properties, net             1,897,831
      Total                            $2,129,210

 Liabilities and Partners' Capital
 Note payable to AMIT, (Note F)        $1,567,301
 Other liabilities                        412,688
 Partners' capital                        149,221
                                       $2,129,210

The condensed statements of operations of the Joint Venture are summarized as follows:

                                      Years Ended
                                     December 31,
                                  1995           1994

 Revenue                      $ 1,158,070    $ 1,169,094
 Costs and expenses            (1,472,406)    (1,357,362)

    Net loss                  $  (314,336)   $  (188,268)

The Partnership's equity interest in the loss of the Joint Venture for the year ended December 31, 1995 and 1994 was $129,192 and $77,378, respectively.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were slightly higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP had not given any directives as to corrective action until late 1995.

Note C - Investment in Joint Venture (continued)

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture plans to engage two firms.
One engineering firm will be contracted to conduct consulting and compliance work while a second firm will perform the field work necessary for the clean-up. Contracts to remediate the site have been received from these two engineering and environmental firms and are being reviewed. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts are expected to be executed in early 1996 with work commencing and expected to be completed during 1996. The Managing General Partner believes the liability recorded is sufficient to cover all costs associated with this incident.

Note D -  Notes Payable

The principle terms of notes payable are as follows:


                               Monthly                          Principal     Principal
                               Payment     Stated                Balance     Balance At
                              Including   Interest  Maturity     Due At     December 31,
 Property                      Interest     Rate      Date      Maturity        1995
 Fox Run Apartments
  1st mortgage                 $196,166    9.08%     7/1996   $21,705,935   $21,892,189
  2nd trust deed, (1)(4)         18,629    12.50%    9/1996     2,794,309     2,794,309
  2nd trust deed, (1)(4)(5)      11,740    11.50%    9/1996     1,810,734     1,760,952
  3rd trust deed, (1)(4)         14,903    12.50%    9/1996     2,235,447     2,235,447
 Angeles Partners XI
  Working capital loan(3)         (1)      Prime     11/1997    1,797,299     1,797,299
  Note payable
     in default (2),(4)           1,487    10.00%    2/1995       178,423       178,423

      Totals                   $242,925                       $30,522,147   $30,658,619

(1) Interest only payments.
(2) Debt is in default due to maturity.
(3) Payable to Angeles Acceptance Pool, L.P.  (See "Note F")
(4) Payable to Angeles Mortgage Investment Trust.
(5) Accrued and unpaid interest is added to principal the first of the following month.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership s investment properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.

Note D - Notes Payable (continued)

The carrying value of the Partnership's aggregate mortgages approximates their estimated fair value at December 31, 1995. The Managing General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the working capital loan and note in default as there are currently no markets in which the Partnership could obtain similar financing. Therefore, the Managing General Partner considers estimation of fair value for these notes to be impracticable.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:

                     1996        $28,861,320
                     1997          1,797,299

                                 $30,658,619

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income as reported and Federal taxable income result primarily from (1) depreciation over different methods and lives and on differing cost bases of investment properties, (2) change in rental income received in advance, and (3) gain or loss on disposal of properties. The following is a reconciliation of reported net income and Federal taxable income:

                                                 1995           1994

 Net income as reported                        $ 776,404     $5,288,241
 Add (deduct)
     Depreciation differences                    110,908        (71,709)
     Unearned income                             (30,057)       (70,975)
     Discounts on mortgage
       notes payable                                  --        (66,770)
     Loss on roof replacement                         --        151,980
     Gain on sale of investment properties       841,721        357,342
     Miscellaneous                                25,347          3,810

 Federal taxable income                      $ 1,724,323     $5,591,919

 Federal taxable income
     per limited partnership unit            $     42.85     $   138.95


Note E - Income Taxes (continued)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


                Net deficiency as reported                $(16,540,887)
                Land and buildings                           2,735,382
                Accumulated depreciation                    (6,545,653)
                Syndication and distribution costs           5,260,829
                Other                                          610,640

                Net deficiency - Federal tax basis        $(14,479,689)


Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid/accrued to the Managing General Partner and affiliates in 1995 and in 1994:

                                                       1995           1994

 Property management fees                            $368,605       $506,180

 Reimbursement for services of affiliates
     including $350,173 accrued at
     December 31, 1995                                154,159        198,631


In 1994, the Partnership paid $103,226 for sales commissions to Insignia Mortgage & Investment Company, an affiliate of the Managing General Partner, in connection with the sale of Westmont Village Apartments.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


Note F - Transactions with Affiliated Parties (continued)

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,797,299 at December 31, 1995, with monthly interest only payments at prime. A principal payment was made in September 1995 in the amount of $194,340 from the proceeds of the sale of Harbour Landing Apartments. The remaining principal balance is to be paid the earlier of i) the availability of funds, ii) the sale of the remaining property owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $171,484 and $192,850 for the years ended December 31, 1995 and 1994, respectively. There was $53,838 in interest accrued at December 31, 1995.

AMIT currently provides secondary financing secured by the Partnership's investment property, Fox Run Apartments. In addition, AMIT provides unsecured financing to the Partnership. Total AMIT indebtedness included as a note payable, was $6,969,131 at December 31, 1995. $178,423 of this indebtedness, which is unsecured debt provided to the Partnership, was in default at December 31, 1995. Total interest expense on this financing was $731,073 and $574,060 for the years ended December 31, 1995 and 1994, respectively. Accrued interest was $329,348 at December 31, 1995.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed to AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

Note F - Transactions with Affiliated Parties (continued)

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

Note G - Investment Properties and Accumulated Depreciation

                                  Initial Cost
                                 To Partnership
                                                                      Cost
                                                     Buildings     Capitalized
                                                    and Related     (Removed)
                                                      Personal    Subsequent to
 Description            Encumbrances       Land       Property     Acquisition

 Fox Run Apartments      $28,682,897   $3,998,115   $20,989,855     $3,406,931
 Angeles Partners XI       1,975,722           --            --             --

     Totals              $30,658,619   $3,998,115   $20,989,855     $3,406,931



                                Gross Amount At Which Carried
                                     At December 31, 1995

                                      Buildings
                                     And Related
                                      Personal                    Accumulated       Date       Depreciable
 Description              Land        Property        Total       Depreciation    Acquired      Life-Years
 Fox Run Apts.        $3,998,115    $24,396,786   $28,394,901     $14,284,187      5/27/83         5-20


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Note G - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                           Year Ended December 31,
                                             1995             1994

 Investment Properties

 Balance at beginning of year            $ 33,098,222    $ 45,733,348
     Property improvements                  1,459,676         950,948
     Write-offs due to replacements                --        (569,924)
     Sale of investment property           (6,162,997)    (13,016,150)

 Balance at end of year                   $28,394,901    $ 33,098,222

 Accumulated Depreciation

 Balance at beginning of year            $ 16,475,075    $ 21,818,599
     Additions charged to expense           1,583,239       2,059,526
     Write-offs due to replacements                --        (417,944)
     Sale of investment property           (3,774,127)     (6,985,106)

 Balance at end of year                   $14,284,187    $ 16,475,075


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1995 and 1994, is $31,130,283 and $35,993,848, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $20,829,840 and $24,170,119, respectively.

Note H - Other Items

On November 22, 1994, the Partnership sold one of its investment properties, Westmont Village Apartments to an unaffiliated party. Due to the deferred maintenance needs of the property, the Managing General Partner believed that the sale of the property was in the best interest of the Partnership. Net proceeds were $13,280,963 and the total gain on the sale was $7,257,155.

In 1994, the number of Limited Partnership Units decreased by 158 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of the net income for that entire year. The income per limited partnership unit in the accompanying statements of operation is calculated based on the number of units outstanding at the beginning of the year.

Note H - Other Items (continued)

On September 6, 1995, the Managing General Partner sold the Harbour Landing property to an unaffiliated third party. Net proceeds were $4,716,872 and the total gain on the sale was $2,336,262. Also, as a result of the sale $220,594 of debt was forgiven. The second mortgage, which was secured by Harbour Landing Apartments, is held by AMIT and is still in default at December 31, 1995. Due to the sale of the property, this debt became unsecured debt of the Partnership.

Prior to the third quarter of 1995, the Partnership was in default on the mortgages held by AMIT, which is secured by the Fox Run property, due to its inability to make interest and principal payments when due. However, during the third quarter of 1995, the Partnership was successful in negotiating amendments to these mortgages effective September 1, 1995. As a result of the modifications, $330,277 of debt restructuring costs were incurred and the past due interest of $1,610,382 at August 31, 1995 was capitalized to the principal balance of the mortgage pursuant to the agreement.

                                    PART III


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

    There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:

          Name                    Age                    Office

Carroll D. Vinson                  55           President

Robert D. Long, Jr.                28           Controller, Principal Accounting
                                                Officer

William H. Jarrard, Jr.            49           Vice President

John K. Lines, Esq.                36           Vice President and Secretary

Kelley M. Buechler                 38           Assistant Secretary

Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P. and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia"). During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines, Esq. has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

      No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note F" of the Financial Statements included under "Item 7", which is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      As of January 1, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.


      The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partners' capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.


Item 12.  Certain Relationships and Related Transactions

      No transactions have occurred between the Partnership and any officer or director of ARC II.

      During the year ended December 31, 1995 and December 31, 1994, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note F" of the Partnership's Financial Statements included under "Item 7", which is hereby incorporated by reference.


                                     PART IV


Item 13.   Exhibits and Reports on Form 8-K


         (a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index in this report.


         (b)  Reports on Form 8-K:

              None filed during the fourth quarter of 1995.



                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANGELES PARTNERS XI
                                       (A California Limited Partnership)
                                       (Registrant)


                                By:    Angeles Realty Corporation II



                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                Date:  March 21, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.







/s/Carroll D. Vinson         President                  March 21, 1996
Carroll D. Vinson






/s/Robert D. Long, Jr.       Controller and Principal   March 21, 1996
Robert D. Long, Jr.          Accounting Officer








                               ANGELES PARTNERS XI

                                  Exhibit Index


Exhibit Number                Description of Exhibit


   3.1 Amended Agreement of Limited Partnership dated February 26, 1982 filed in Form 10-K dated November 30, 1983, incorporated herein by reference.

  10.1 Agreement of Purchase and Sale of Real Property with Exhibits - Fox Run I and II Apartments filed in Form 8-K dated June 30, 1983, incorporated herein by reference.

  10.2 Agreement of Purchase and Sale of Real Property with Exhibits - Harbour Landing Apartments filed in Form 8-K dated December 21, 1983, incorporated herein by reference.

  10.3 Agreement of Purchase and Sale of Real Property with Exhibits - Westmont Village Apartments filed in Form 8-K dated March 30, 1984, incorporated herein by reference.

  10.4 Multi Family Note, dated June 11, 1986 - Fox Run Apartments I and II filed in form 10-K dated November 30, 1986, incorporated herein by reference.

  10.5 Second trust deed dated September 22, 1987 - Fox Run Apartments filed in form 10-K dated November 30, 1987, incorporated herein by reference.

  10.6 Agreement to Accept Deed in Lieu of Foreclosure - Boca Plaza Shopping Center filed in form 8-K dated January 15, 1991, incorporated herein by reference.

  10.7 Order appointing receiver - Springside Apartments dated April 24, 1991 filed in Form 10Q dated May 14, 1991, incorporated herein by reference.

  10.8 Purchase and Sale Agreement with Exhibits - dated July 26, 1991 between Princeton Golf Course Joint Venture and Lincoln Property Company No. 199 filed in Form 10-K dated March 27, 1992, incorporated herein by reference.

  10.9 Princeton Meadows Golf Course Joint Venture Agreement with Exhibits - dated August 21, 1991 between the Partnership, Angeles Income Properties II and Angeles Partners XII, filed in Form 10-K dated March 27, 1992, incorporated herein by reference.



                               ANGELES PARTNERS XI

                                  Exhibit Index



Exhibit Number                Description of Exhibit


 10.10 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

 16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant, is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.

 99.1 Form 8-K filed on November 22, 1994 reporting the sale of Westmont Village Apartments.

 99.2 Form 8-K filed on September 6, 1995 reporting the sale of Harbour Landing Apartments.