Form 10QSB
period 1996-03-31
ANGELES PARTNERS XI
filed 1996-05-10
CIK 702986

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


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT

               For the transition period from .........to.........

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

ITEM 1.  FINANCIAL STATEMENTS

a)                             ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
      Unrestricted                                                         $    612
      Restricted--tenant security deposits                                      513
    Accounts receivable, net of allowance of $31                                 12
    Escrow for taxes                                                            113
    Restricted escrows                                                           75
    Other assets                                                                 33
    Investment in, and advances of $157 to, Joint Venture                       131
    Investment properties:
        Land                                                 $  3,998
        Buildings and related personal property                24,670
                                                               28,668
        Less accumulated depreciation                         (14,657)       14,011
                                                                           $ 15,500

    Liabilities and Partners' Deficit

    Liabilities
        Accounts payable                                                   $    136
        Due to affiliates                                                       371
        Tenant security deposits                                                507
        Other liabilities                                                       857
        Notes payable, including $178 in default                             30,583

    Partners' Deficit
        General partners                                     $   (486)
        Limited partners (39,842 limited
           partnership units issued and outstanding)          (16,468)      (16,954)
                                                                           $ 15,500

           See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                Three Months Ended
                                                     March 31,
                                                 1996           1995
 Revenues:
    Rental income                              $  1,622       $  1,862
    Other income                                     81             79
     Total revenues                               1,703          1,941

 Expenses:
    Operating                                       502            592
    General and administrative                       53             88
    Maintenance                                     145            150
    Depreciation                                    373            399
    Interest                                        780            847
    Property taxes                                  177            186
     Total expenses                               2,030          2,262

     Loss before equity in loss of
         Joint Venture                             (327)          (321)

 Equity in loss of Joint Venture                    (86)           (54)

     Net loss                                  $   (413)      $   (375)

 Net loss allocated to general
    partners (1%)                              $     (4)      $     (4)

 Net loss allocated to limited
    partners (99%)                                 (409)          (371)

                                               $   (413)      $   (375)

 Net loss per limited partnership unit         $ (10.27)      $  (9.31)

           See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS XI

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General       Limited
                                      Units       Partners      Partners        Total
 Original capital contributions      40,000       $    30       $ 40,000       $ 40,030

 Partners' deficit at
     December 31, 1995               39,842       $  (482)      $(16,059)      $(16,541)

 Net loss for the three months
     ended March 31, 1996                --            (4)          (409)          (413)

 Partners' deficit at
    March 31, 1996                   39,842       $  (486)      $(16,468)      $(16,954)

           See Accompanying Notes to Consolidated Financial Statements


d)                             ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                             Three Months Ended
                                                                 March 31,
                                                              1996          1995
Cash flows from operating activities:
   Net loss                                                 $   (413)     $   (375)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Equity in loss from Joint Venture                           86            54
      Depreciation                                               373           399
      Amortization of loan costs and discounts                    21            25
   Change in accounts:
      Restricted cash                                             (2)            1
      Accounts receivable                                          2            (4)
      Escrows for taxes                                           --            53
      Other assets                                                (7)            1
      Accounts payable                                          (111)         (235)
      Tenant security deposit liabilities                          7            11
      Accrued taxes                                                8           (48)
      Due to affiliates                                           27            33
      Other liabilities                                          233           192

       Net cash provided by operating activities                 224           107

Cash flows from investing activities:
   Deposits to restricted escrows                                 --          (540)
   Property improvements and replacements                       (273)          (83)
   Advances to Joint Venture                                    (117)           --

       Net cash used in investing activities                    (390)         (623)

Cash flows used in financing activities:
   Payments on mortgage notes payable                            (92)         (102)

Net decrease in cash                                            (258)         (618)

Cash and cash equivalents at beginning of period                 870         1,606

Cash and cash equivalents at end of period                   $   612       $   988

Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $   632       $   606

           See Accompanying Notes to Consolidated Financial Statements


e)                             ANGELES PARTNERS XI

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Going Concern

The Partnership continues to incur operating losses and is in default on $178,000 of its unsecured indebtedness, plus related accrued interest of $228,000, due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage secured by the Fox Run property; however, the Partnership does not have the resources to pay this debt when it matures in July 1996.

The second and third mortgages secured by Fox Run are held by Angeles Mortgage Investment Trust ("AMIT"). The Managing General Partner has negotiated amendments to these mortgages which now require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rates of 11.5% and 12.5% as per the note agreement. The principal amount of this debt and accrued interest is due in September 1996.

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

Note B - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates during the three months ended March 31, 1996 and 1995, were paid or accrued:

                                                          1996           1995
                                                            (in thousands)

       Property management fees                           $84            $91

       Reimbursement for services of affiliates
          (Total of $371 and $306 accrued at
          March 31, 1996 and 1995, respectively)           50             34


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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

Note C - Transactions with Affiliated Parties (continued)

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,797,000
at March 31, 1996, with monthly interest only payments at prime.   A principal
payment was made in September 1995 in the amount of $194,000 from the proceeds of the sale of Harbour Landing Apartments. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of the Partnership's remaining property, or iii) November 25, 1997. Total interest expense for this loan was $37,000 and $44,000 for the three months ended March 31, 1996 and 1995, respectively. There was $91,000 in interest accrued at March 31, 1996.

AMIT currently provides secondary financing secured by the Partnership's investment property, the Fox Run Apartments and the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course, in the amount of $1,567,000 at March 31, 1996. In addition, AMIT provides unsecured financing to the Partnership. Total AMIT indebtedness, included as a note payable, was $6,985,000 at March 31, 1996. Unsecured debt of $178,000, provided by AMIT, was in default at March 31, 1996. Total interest expense on this financing was $225,000 and $162,000 for the three months ended March 31, 1996 and 1995, respectively. Accrued interest was $403,000 at March 31, 1996. Interest expense on the debt on the Joint Venture was $52,000 and $49,000 for the three months ended March 31, 1996 and 1995, respectively. Accrued interest on the Joint Venture was $19,000 at March 31, 1996.

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

Note C - Transactions with Affiliated Parties (continued)

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, which is the date of execution of a definitive Settlement Agreement, have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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

Note D - Investment in Joint Venture

The Partnership owns a 41.1% interest in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). AMIT currently provides financing on the Joint Venture, secured by the investment property, in the amount of $1,567,000.

The balance sheet of the Joint Venture is summarized as follows:

                                                    March 31, 1996
                                                    (in thousands)
            Assets
            Cash                                        $   342
            Deferred charges and other assets               131
            Investment properties, net                    1,893
               Total                                    $ 2,366

            Liabilities and Partners' Deficit
            Notes payable to AMIT                       $ 1,567
            Other liabilities                               858
            Partners' deficit                               (59)
               Total                                    $ 2,366


Note D - Investment in Joint Venture (continued)

The statements of operations of the Joint Venture are summarized as follows:

                                    Three Months Ended
                                         March 31,
                                    1996           1995
                                      (in thousands)

       Revenue                     $  115         $  105
       Costs and expenses            (324)          (235)

           Net loss                $ (209)        $ (130)



The Partnership's equity interest in the loss of the Joint Venture for the three months ended March 31, 1996, and March 31, 1995 was $86,000 and $54,000, respectively.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP had not given any directives as to corrective action until late 1995.

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and work has commenced with the expected completion date to be sometime in late 1996. The Managing General Partner believes the liability recorded is sufficient to cover all costs associated with this incident.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1996 and 1995:

                                           Average
                                          Occupancy
                                      1996          1995

 Fox Run Apartments
    Plainsboro, New Jersey            95%           96%


The Partnership incurred a net loss of $413,000 for the three months ended March 31, 1996, as compared to a net loss of $375,000 for the three months ended March 31, 1995. The increase in the net loss is primarily due to the increased equity in loss of the Joint Venture (see discussion below).

In September 1995, Harbour Landing Apartments was sold to an unaffiliated third party. As a result of this sale, there was an overall decrease in rental income and operating, maintenance, depreciation, interest and property tax expense for the first three months of 1996 versus the first three months of 1995. Fox Run Apartments experienced slightly higher average rent per unit which was partially offset by a slight decrease in average occupancy. The decrease in general and administrative expenses for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, can be attributed to decreases in professional and administrative expenses. The decreases in expenses as a result of the sale were partially offset by an increase in maintenance and depreciation expense. Maintenance expense increased at Fox Run Apartments due primarily to snow removal costs associated with the more severe winter of 1996. Depreciation increased at Fox Run Apartments due to the completion of certain property improvements after March 31, 1995.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1996, the Partnership realized equity in loss of the Joint Venture of $86,000 as compared to $54,000 for the three months ended March 31, 1995. The increased loss at Princeton Meadows Golf Course can be attributed to an increase in bad debt, insurance, and maintenance and repairs expense. The property's environmental issues (See "Note D - Investment in Joint Venture") necessitated a purchase of new insurance. The golf course also implemented a preventive maintenance program and repairs were made to the cart paths and course.

The Managing General Partner continues to monitor the rental market environment at its investment property to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expense. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from inflation-related increases However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

At March 31, 1996, the Partnership had unrestricted cash of $612,000 as compared to $988,000 at March 31, 1995. Net cash provided by operating activities for in expenses by increasing rents and maintaining a high overall occupancy level. the first three months of 1996 increased as compared to the first three months of 1995 due to a smaller decrease in accounts payable and a larger increase in other liabilities. Net cash used in investing activities decreased primarily due to no deposits being made to restricted escrows in the three months ended March 31, 1996. This was offset by an increase in cash used for property improvements and replacements relating to a vinyl siding project at Fox Run Apartments. Also, there were advances to the joint venture in the first three months of 1996. The decrease in payments on mortgage notes payable resulted from the pay-off of the Harbour Landing mortgage in September 1995, as a result of the sale of this investment property.

The Partnership continues to incur operating losses and is in default on $178,000 of its unsecured indebtedness, plus related accrued interest of $228,000, due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage secured by the Fox Run property; however, the Partnership does not have the resources to pay this debt when it matures in July 1996.

The second and third mortgages secured by Fox Run are held by AMIT. The Managing General Partner has negotiated amendments to these mortgages which now require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rates of 11.5% and 12.5% as per the note agreement. The principal amount of this debt and accrued interest is due in September 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. As mentioned previously, $178,000 unsecured debt of the Partnership is in default due to non-payment upon maturity. The remaining indebtedness of $30,405,000 ranges from interest only to an amortization period of 30 years with maturity dates ranging from July 1996 to November 1997, during which $30,344,000 of balloon payments are due. The Managing General Partner is currently negotiating the refinancing of this indebtedness, however, there are no certainties that the refinancing will be successful. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made a loan to the Joint Venture in September 1991 in the amount of $1,280,000, secured by the Joint Venture's real property known as Princeton Meadows Golf Course. The Partnership believed that the loan was a non-recourse obligation. AMIT asserted that this loan was recourse by virtue of an amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December 1992 ("Note Modification"). The Partnership has been further informed and believes that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to the purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. In addition, Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the $1,280,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modification. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed to AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995 as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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


ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits:

       None.

   b)  Reports on Form 8-K:

       None filed during the three months ended March 31, 1996.



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



                                       ANGELES PARTNERS XI

                                 By:   Angeles Realty Corporation II
                                       Managing General Partner


                                 By:   /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President

                                 By:   /s/Robert D. Long, Jr.
                                       Robert D. Long, Jr.
                                       Vice President/CAO


                                 Date: May 10, 1996