Form 10QSB
period 1996-06-30
ANGELES PARTNERS XI
filed 1996-08-06
CIK 702986

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
      Cash and cash equivalents:
      Unrestricted                                                      $    712
      Restricted--tenant security deposits                                   524
   Accounts receivable                                                       188
   Escrows for taxes                                                         150
   Restricted escrows                                                         75
   Other assets                                                               65
   Investment in, and advances of $157 to,
      joint venture                                                          163
   Investment properties:
      Land                                              $  3,998
      Buildings and related personal property             24,734
                                                          28,732
      Less accumulated depreciation                      (15,032)         13,700

                                                                        $ 15,577

   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                  $     82
      Due to affiliates                                                      406
      Tenant security deposits                                               525
      Other liabilities                                                    1,008
      Notes payable, including $178 in default                            30,505

   Partners' Deficit
      General partners'                                 $   (486)
      Limited partners' (39,842 units
         issued and outstanding)                         (16,463)        (16,949)
                                                                        $ 15,577

           See Accompanying Notes to Consolidated Financial Statements


b)                             ANGELES PARTNERS XI

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                     1996         1995          1996          1995
 Revenues:
   Rental income                   $ 1,684      $ 1,894       $ 3,306      $ 3,756
   Other income                        106           87           187          166
       Total revenues                1,790        1,981         3,493        3,922

 Expenses:
    Operating                          376          589           878        1,181
    General and administrative          47           52           100          140
    Maintenance                        208          199           353          350
    Depreciation                       375          408           748          807
    Interest                           779          845         1,559        1,691
    Property taxes                     178          173           355          359
       Total expenses                1,963        2,266         3,993        4,528

 Loss before equity in income
    (loss) of joint venture
    and casualty gain                 (173)        (285)         (500)        (606)
 Equity in income (loss) of
    joint venture                       32            7           (54)         (47)
 Casualty gain                         170           --           170           --

       Net income (loss)           $    29      $  (278)      $  (384)     $  (653)

 Net income (loss) allocated to
    general partners (1%)          $    --      $    (3)      $    (4)     $    (7)
 Net income (loss) allocated to
    limited partners (99%)              29         (275)         (380)        (646)

       Net income (loss)           $    29      $  (278)      $  (384)     $  (653)

 Net income (loss) per limited
    partnership unit               $   .73      $ (6.90)      $ (9.54)     $(16.21)

           See Accompanying Notes to Consolidated Financial Statements


c)                             ANGELES PARTNERS XI

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General       Limited
                                     Units      Partners      Partners        Total
 Original capital contributions      40,000      $    30      $ 40,000      $ 40,030

 Partners' deficit at
    December 31, 1995                39,842      $  (482)     $(16,059)     $(16,541)

 Distributions to partners               --           --           (24)          (24)

 Net loss for the six months
    ended June 30, 1996                  --           (4)         (380)         (384)

 Partners' deficit at
    June 30, 1996                    39,842      $  (486)     $(16,463)     $(16,949)

           See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                             1996          1995
 Cash flows from operating activities:
    Net loss                                               $  (384)     $  (653)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Equity in loss of joint venture                          54           47
       Depreciation                                            748          807
       Amortization of loan costs                               42           50
       Casualty gain                                          (170)          --
    Change in accounts:
       Restricted cash                                         (13)         (28)
       Accounts receivable                                      (4)          12
       Escrows for taxes                                       (37)          34
       Other assets                                             (7)         (13)
       Accounts payable                                        (26)        (405)
       Tenant security deposit liabilities                      25           27
       Due to affiliates                                        56           67
       Other liabilities                                       275          558

            Net cash provided by operating activities          559          503

 Cash flows from investing activities:
    Property improvements and replacements                    (337)        (660)
    Deposits to restricted escrows                              --         (540)
    Withdrawals from restricted escrows                         --          540
    Advances to joint venture                                 (117)          --

       Net cash used in investing activities                  (454)        (660)

 Cash flows from financing activities:
    Distributions to partners                                  (24)          --
    Payments on mortgage notes payable                        (186)        (207)
    Loan costs                                                 (53)          --

       Net cash used in financing activities                  (263)        (207)

 Decrease in cash                                             (158)        (364)

 Cash and cash equivalents at beginning of period              870        1,605

 Cash and cash equivalents at end of period                $   712      $ 1,241

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $ 1,261      $ 1,215

    Property improvements and replacements included
       in accounts payable                                 $    --      $   139
    Interest on notes transferred to notes payable         $    32      $    --

           See Accompanying Notes to Consolidated Financial Statements


e)                             ANGELES PARTNERS XI

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

Angeles Partners XI (the "Partnership") continues to incur operating losses and is in default on $178,000 of its unsecured indebtedness, plus related accrued interest of $243,000, due to its inability to make interest and principal payments when due. The Partnership has extended the maturity date on its first mortgage debt secured by the Fox Run Apartments property, in the principal amount of $21,706,000, to October 1996. The Partnership is current on its first mortgage; however, the Partnership does not have the resources to pay this debt when it matures.

The second mortgages secured by Fox Run Apartments, in the principal amount of $6,823,000, are held by Angeles Mortgage Investment Trust ("AMIT"). Angeles Realty Corporation II (the "Managing General Partner") has negotiated amendments to these mortgages which now require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rates of 11.5% and 12.5% as per the note agreements. The principal amount of this debt and accrued interest is due in September 1996.

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

Note B - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

The following expenses owed to the Managing General Partner and affiliates during the six month periods ended June 30, 1996 and 1995 were paid or accrued:


                                                    1996        1995
                                                     (in thousands)

 Property management fees                          $171         $189

 Reimbursement for services of affiliates,
   (Total of $407,000 accrued at June 30, 1996)      82           68


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $1,797,000 at June 30, 1996, with monthly interest only payments at prime. A principal payment was made in September 1995 in the amount of $194,000 from the proceeds of the sale of Harbour Landing Apartments. The remaining principal balance is to be paid the earlier of i) the availability of funds, ii) the sale of the remaining property owned by the Partnership, or iii) November, 1997. Total interest expense for this loan was $75,000 and $88,000 for the six months ended June 30, 1996 and 1995, respectively. There was $128,000 of interest payable accrued at June 30, 1996.

Note C - Transactions with Affiliated Parties (continued)

AMIT currently provides secondary financing secured by the Partnership's investment property, the Fox Run Apartments and the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. In addition, AMIT provides unsecured financing to the Partnership. Total AMIT indebtedness, included as a note payable, was $7,002,000 at June 30, 1996. Unsecured debt of $178,000, provided by AMIT, was in default at June 30, 1996. Total interest expense on this financing was $453,000 and $325,000 for the six months ended June 30, 1996 and 1995, respectively. Accrued interest payable was $479,000 at June 30, 1996. Interest expense on the debt on the Joint Venture was $101,000 for each of the six months ended June 30, 1996 and 1995. Accrued interest on the Joint Venture was $19,000 at June 30, 1996.

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


Note C - Transactions with Affiliated Parties (continued)

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


Note D - Investment in Joint Venture

The Partnership owns a 41.1% interest in Princeton Meadows Golf Course Joint Venture ("Joint Venture").

The balance sheet of the Joint Venture is summarized as follows:



                                                   June 30, 1996
                                                   (in thousands)

      Assets
      Cash                                              $  292
      Deferred charges and other assets                    163
      Investment properties, net                         1,911
         Total                                         $ 2,366

      Liabilities and Partners' Capital
      Notes payable to AMIT                            $ 1,567
      Other liabilities                                    781
      Partners' capital                                     18
         Total                                         $ 2,366

The statements of operations of the Joint Venture are summarized as follows:


                          Three Months Ended   Six Months Ended
                               June 30,            June 30,
                            1996      1995      1996      1995
                            (in thousands)      (in thousands)

 Revenue                   $ 494     $ 379     $ 609     $ 484
 Costs and expenses         (416)     (363)     (740)     (598)
    Net income (loss)      $  78     $  16     $(131)    $(114)


The Partnership's equity interest in the loss of the Joint Venture for the six months ended June 30, 1996, and June 30, 1995, was $54,000 and $47,000,
respectively.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified DEP of the findings when they were first discovered. However, DEP did not give any directives as to corrective action until late 1995.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Fox Run Apartments
    Plainsboro, New Jersey                          96%         96%


The Partnership generated net income and net loss for the three and six months ended June 30, 1996, of $29,000 and $384,000, respectively, versus a net loss for the three and six months ended June 30, 1995, of $278,000 and $653,000, respectively. The increase in net income, and decrease in net loss, for the three and six months ended June 30, 1996, versus the three and six months ended June 30, 1995, is primarily attributable to a casualty gain, which resulted from a fire at Fox Run Apartments. In addition, the sale of Harbour Landing Apartments in September 1995 contributed to the above changes in net income and net loss.

As a result of the sale of Harbour Landing Apartments, there was an overall decrease in rental income for the three and six months ended June 30, 1996, versus the three and six months ended June 30, 1995. This was partially offset by an increase in rental income at Fox Run Apartments. While average occupancy remained constant at Fox Run Apartments, there was a slightly higher average rent per unit. Other income increased due to an increase in lease cancellation fees at Fox Run Apartments. The sale of Harbour Landing Apartments resulted in a decrease in operating, maintenance, depreciation and interest expense for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995. The decreases in expenses as a result of the sale were partially offset by increases in maintenance and depreciation expense at Fox Run Apartments. Maintenance expense increased at Fox Run Apartments due primarily to snow removal costs associated with the more severe winter of 1996. There were also extensive swimming pool repairs. Depreciation expense increased at Fox Run Apartments due to the completion of certain property improvements in 1995 and in the first six months of 1996.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three and six months ended June 30, 1996, the Partnership realized equity in income and equity in loss of the Joint Venture of $32,000 and $54,000, respectively, as compared to an equity in income and equity in loss of the Joint Venture of $7,000 and $47,000 for the three and six months ended June 30, 1995, respectively. The loss for the six months ended June 30, 1996, can be attributed to an increase in bad debt and maintenance expense. The golf course has implemented a preventative maintenance program and repairs were made to the cart paths and course in an effort to enhance the appeal of the course and thereby increase revenue.

During the second quarter of 1996, there were two separate fires at Fox Run Apartments. Sixteen units received extensive damage, while four were completely destroyed. The insurance proceeds to be received are estimated at $170,000.
The destroyed units had an immaterial net book value, resulting in a casualty gain of $170,000.

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

At June 30, 1996, the Partnership had unrestricted cash of $712,000 as compared to $1,241,000 at June 30, 1995. Net cash provided by operating activities for the first six months of 1996 increased as compared to the first six months of 1995 due to a lesser decrease in accounts payable offset in part by a lesser increase in other liabilities. Net cash used in investing activities decreased primarily due to a reduction in property improvements in 1996. This reduction was partially offset by advances to the Joint Venture in the first six months of 1996. Net cash used in financing activities increased due to additional loan costs incurred relating to the possible refinancing of Fox Run Apartments. This was partially offset by a decrease in payments on mortgage notes payable, resulting from the pay-off of the debt secured by Harbour Landing Apartments in September 1995, as a result of the sale of this investment property. The Managing General Partner, in its fiduciary responsibility to the limited partners, also paid a distribution in the form of a withholding tax imposed by the state of South Carolina on the taxable income of non-resident limited partners. This tax amounted to $24,000 during 1996.

The Partnership continues to incur operating losses and is in default on $178,000 of its unsecured indebtedness, plus related accrued interest of $243,000, due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage secured by the Fox Run Apartments property; however, the Partnership does not have the resources to pay this debt when it becomes due. The Partnership has been granted a three month extension and the debt now matures in October 1996.

The second mortgages secured by Fox Run Apartments property are held by AMIT. The Managing General Partner has negotiated amendments to these mortgages which now require interest only payments based on an 8% pay rate with interest continuing to accrue at the original rates of 11.5% and 12.5% as per the note agreements. The principal amount of this debt and accrued interest is due in September 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. As mentioned previously, $178,000 in unsecured debt of the Partnership is in default due to non-payment upon maturity. The remaining indebtedness of $30,327,000 ranges from interest only to an amortization period of 30 years with maturity dates ranging from September 1996 to November 1997, during which time $30,344,000 of balloon payments are due. The Managing General Partner is currently negotiating the refinancing of this indebtedness, however, there are no certainties that the refinancing will be successful. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

AMIT, a real estate investment trust, made a loan to the Joint Venture in September 1991 in the amount of $1,280,000, secured by the Joint Venture's real property known as Princeton Meadows Golf Course. The Partnership believed that the loan was a non-recourse obligation. AMIT asserted that this loan was recourse by virtue of an amendment purportedly entered into as of November 1, 1992, but which the Partnership has been informed and believes was actually executed in December 1992 ("Note Modification"). The Partnership has been further informed and believes that the amendment was executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the Managing General Partner of the Partnership and the Joint Venture at a time when such person was not in fact an officer of such entities. Accordingly, the Partnership and the Joint Venture filed Proofs of Claim in the Angeles bankruptcy proceeding with respect to the purported amendment. Additionally, the Partnership and the Joint Venture filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. In addition, Angeles has agreed to cooperate with the Partnership and the Joint Venture in any action commenced by or against them by AMIT asserting that the $1,280,000 obligation owed to AMIT is recourse to the Partnership. Angeles further agreed to waive the attorney-client privilege with respect to any information relating to the Note Modification. Accordingly, the Partnership and the Joint Venture withdrew their Proofs of Claim on August 9, 1995.

MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed to AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares in the future. In addition, LAC, an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

   b)   Reports on Form 8-K:

        None filed during the quarter ended June 30, 1996.



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


                              Date: August 6, 1996