Form 10QSB
period 1996-09-30
ANGELES PARTNERS XI
filed 1996-11-12
CIK 702986

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


              For the quarterly period ended September 30, 1996


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

                                 September 30, 1996

Assets
   Cash and cash equivalents:
    Unrestricted                                                              $    959
    Restricted--tenant security deposits                                           517
   Accounts receivable                                                             190
   Escrow for taxes                                                                164
   Restricted escrows                                                               75
   Other assets                                                                    232
   Investment in, and advances of $157 to, joint venture                           193
   Investment properties:
     Land                                                         $  3,998
     Buildings and related personal property                        24,862
                                                                    28,860
     Less accumulated depreciation                                 (15,414)     13,446
                                                                              $ 15,776

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                            $    510
  Due to affiliates                                                                441
  Tenant security deposits                                                         514
  Accrued interest                                                               1,393
  Other liabilities                                                                270
  Notes payable, including $7,019 in default                                    30,426

Partners' Deficit
  General partners                                                $   (494)
  Limited partners (39,842 units issued and outstanding)           (17,284)    (17,778)
                                                                              $ 15,776

            See Accompanying Notes to Consolidated Financial Statements

b)                               ANGELES PARTNERS XI

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                                 Three Months Ended       Nine Month Ended
                                                   September 30,           September 30,
                                                  1996         1995         1996      1995
Revenues:
  Rental income                                 $ 1,644       $ 1,852    $ 4,950     $ 5,608
  Other income                                       84           102        271         269
    Total revenues                                1,728         1,954      5,221       5,877

Expenses:
  Operating                                         483           561      1,361       1,743
  General and administrative                         48            49        148         189
  Maintenance                                       224           224        577         573
  Depreciation                                      382           409      1,130       1,216
  Interest                                        1,267           849      2,826       2,541
  Property taxes                                    183           204        538         563
  Bad debt expense                                   --            31         --          31
    Total expenses                                2,587         2,327      6,580       6,856

Gain on sale of investment property                  --         2,336         --       2,336
Casualty gain                                        --            --        170          --
Equity in net income (loss) of joint venture         30            40        (24)         (7)
Debt restructure costs                               --          (330)        --        (330)

(Loss) income before extraordinary item            (829)        1,673     (1,213)      1,020

Extraordinary gain on forgiveness of debt            --           221         --         221

    Net (loss) income                           $  (829)     $  1,894    $(1,213)    $ 1,241

Net (loss) income allocated
  to general partners (1%)                      $    (8)     $     19    $   (12)    $    12
Net (loss) income allocated
  to limited partners (99%)                        (821)        1,875     (1,201)      1,229

    Net (loss) income                           $  (829)     $  1,894    $(1,213)    $ 1,241

Per limited partnership unit:
(Loss) income before
    extraordinary item                          $(20.60)     $  41.57    $(30.14)    $ 25.34
Extraordinary gain on forgiveness of debt            --          5.48         --        5.48
    Net (loss) income                           $(20.60)     $  47.05    $(30.14)    $ 30.82

          See Accompanying Notes to Consolidated Financial Statements

c)                                 ANGELES PARTNERS XI

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership   General       Limited
                                      Units     Partners      Partners       Total
Original capital contributions      40,000      $    30       $ 40,000     $ 40,030

Partners' deficit at
     December 31, 1995              39,842      $  (482)      $(16,059)    $(16,541)

Distributions to partners                                          (24)         (24)

Nt loss for the nine months
     ended September 30, 1996                       (12)        (1,201)      (1,213)

Partners' deficit at
     September 30, 1996             39,842      $  (494)      $(17,284)    $(17,778)

          See Accompanying Notes to Consolidated Financial Statements

d)                              ANGELES PARTNERS XI

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                       1996         1995
Cash flows from operating activities:
  Net (loss) income                                                $ (1,213)     $  1,241
  Adjustments to reconcile net (loss) income to cash
   provided by operating activities:
    Equity in net loss from joint venture                                24             7
    Depreciation                                                      1,130         1,216
    Amortization of loan costs                                           42            76
    Bad debt expense                                                     --            31
    Gain on sale of investment property                                  --        (2,336)
    Extraordinary gain on forgiveness of debt                            --          (221)
    Casualty gain                                                      (170)           --
    Change in accounts:
      Restricted cash                                                    (6)          (13)
      Accounts receivable                                                (6)          (14)
      Escrows for taxes                                                 (51)           89
      Other assets                                                        5            (7)
      Accounts payable                                                  402          (372)
      Tenant security deposit liabilities                                14            (9)
      Accrued interest                                                  894           701
      Due to affiliates                                                  91            45
      Other liabilities                                                  54           164
        Net cash provided by operating activities                     1,210           598
Cash flows from investing activities:
  Advances to joint venture                                            (117)           --
  Proceeds from sale of investment property                              --         4,717
  Property improvements and replacements                               (466)       (1,096)
  Deposits to restricted escrows                                         --          (615)
  Withdrawals from restricted escrows                                    --           540
        Net cash (used in) provided by investing activities            (583)        3,546
Cash flows from financing activities:
  Distributions to partners                                             (24)           --
  Proceeds from mortgage notes payable                                   --            33
  Repayments of mortgage notes payable                                 (231)       (3,987)
  Payments on mortgage notes payable                                   (283)         (570)
        Net cash used in financing activities                          (538)       (4,524)
Increase (decrease) in cash                                              89          (380)
Cash and cash equivalents at beginning of period                        870         1,606
Cash and cash equivalents at end of period                         $    959       $ 1,226
Supplemental disclosure of cash flow information:
  Cash paid during this period for interest                        $  1,889       $ 1,657
  Property improvements and replacements included
    in accounts payable                                            $     --       $    57
  Interest transferred to mortgage notes payable                   $     50       $ 1,889

          See Accompanying Notes to Consolidated Financial Statements


e)                              ANGELES PARTNERS XI

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - GOING CONCERN

Angeles Partners XI (the "Partnership") continues to incur operating losses and is in default on approximately $7,019,000 of its unsecured indebtedness, plus related accrued interest of approximately $1,065,000, due to its inability to make interest and principal payments when due. The Partnership has extended the maturity date on its first mortgage debt secured by the Fox Run Apartments property, in the principal amount of $21,610,000, to December 1996. The Partnership is current on its first mortgage; however, the Partnership does not have the resources to pay this debt when it matures.

The second mortgages secured by Fox Run Apartments, in the principal amount of $6,840,000, are held by Angeles Mortgage Investment Trust ("AMIT"). Angeles Realty Corporation II (the "Managing General Partner") had negotiated amendments to these mortgages which required interest only payments based on an 8% pay rate with interest continuing to accrue at the original rates of 11.5% and 12.5% as per the note agreements. The principal amount of this debt and accrued interest was due in September 1996.

The Managing General Partner is conducting negotiations to refinance the first and second mortgages, however, there is no assurance that these negotiations will be successful.

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


NOTE B - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

The following expenses owed to the Managing General Partner and affiliates during the nine month periods ended September 30, 1996 and 1995 were paid or accrued:

                                                        1996        1995
                                                         (in thousands)
Property management fees                                $259       $284

Reimbursement for services of affiliates,
  (Total of $441 and $317 accrued at                     119        102
  September 30, 1996 and 1995, respectively) (1)


(1) Included in "Reimbursements for services of affiliates" for 1996 is approximately $26,000 in reimbursements for construction oversight costs.

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

This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $1,797,000 at September 30, 1996, with monthly interest only payments at prime. A principal payment was made in September 1995 in the amount of approximately $194,000 from the proceeds of the sale of Harbour Landing Apartments. The remaining principal balance is to be paid the earlier of i) the availability of funds, ii) the sale of the remaining property owned by the Partnership, or iii) November 1997. Total interest expense for this loan was approximately $112,000 and $132,000 for the nine months ended September 30, 1996 and 1995, respectively. There was approximately $165,000 of interest payable accrued at September 30, 1996.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

AMIT currently provides secondary financing secured by the Partnership's investment property, the Fox Run Apartments, and the Joint Venture, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. In addition, AMIT provides unsecured financing to the Partnership. Total AMIT indebtedness, included as a note payable, was approximately $7,019,000 ($6,840,000 in second mortgages secured by Fox Run Apartments) at September 30, 1996, and was in default due to nonpayment upon maturities, September 1996 and February 1995. Total interest expense on this financing was approximately $1,191,000 and $508,000 for the nine months ended September 30, 1996 and 1995, respectively. Accrued interest payable was approximately $1,065,000 at September 30, 1996. Interest expense on the debt on the Joint Venture was approximately $150,000 and $155,000 for the nine months ended September 30, 1996 and 1995, respectively. Accrued interest on the Joint Venture was approximately $19,000 at September 30, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed to AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.

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


NOTE D - INVESTMENT IN JOINT VENTURE

The Partnership owns a 41.1% interest in Princeton Meadows Golf Course Joint Venture ("Joint Venture").

The balance sheet of the Joint Venture is summarized as follows:

                                                   September 30, 1996
                                                     (in thousands)

     Assets
     Cash                                               $  232
     Deferred charges and other assets                     169
     Investment properties, net                          1,899
       Total                                           $ 2,300

     Liabilities and Partners' Capital
     Notes payable to AMIT                             $ 1,567
     Other liabilities                                     642
     Partners' capital                                      91
       Total                                           $ 2,300

NOTE D - INVESTMENT IN JOINT VENTURE - (CONTINUED)

The statements of operations of the Joint Venture are summarized as follows:

                         Three Months Ended   Nine Months Ended
                            September 30,       September 30,
                            1996      1995      1996      1995
                           (in thousands)       (in thousands)

Revenue                   $ 568     $ 501    $ 1,177   $   985
Costs and expenses         (495)     (405)    (1,235)   (1,003)
  Net income (loss)       $  73     $  96    $   (58)  $   (18)


The Partnership's equity interest in the net loss of the Joint Venture for the nine months ended September 30, 1996, and September 30, 1995, was approximately $24,000 and $7,000, respectively.

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

NOTE E - OTHER ITEMS

On September 6, 1995, the Managing General Partner sold the Harbour Landing property to an unaffiliated third party. Net proceeds were $4,716,872 and the total gain on the sale was $2,336,262. Also, as a result of the sale $220,594 of debt was forgiven. The second mortgage, which was secured by Harbour Landing Apartments, is held by AMIT and is still in default at September 30, 1996. Due to the sale of the property, this debt became unsecured debt of the Partnership.

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

During the second quarter of 1996, there were two separate fires at Fox Run Apartments. Sixteen units received extensive damage, while four were completely destroyed. The insurance proceeds to be received are estimated at $170,000.
The destroyed units were fully depreciated, resulting in a casualty gain of $170,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Fox Run Apartments
  Plainsboro, New Jersey                           95%         96%

The Partnership generated net losses for the three and nine months ended September 30, 1996, of approximately $829,000 and $1,213,000, respectively, versus net income for the three and nine months ended September 30, 1995, of approximately $1,894,000 and $1,241,000, respectively. The net loss for the nine months ended September 30, 1996, versus the net income for the nine months ended September 30, 1995, is primarily attributable to the sale of Harbour Landing Apartments in September 1995.

On September 6, 1995, the Managing General Partner sold the Harbour Landing property to an unaffiliated third party. Net proceeds were $4,716,872 and the total gain on the sale was $2,336,262. Also, as a result of the sale $220,594 of debt was forgiven. The second mortgage, which was secured by Harbour Landing Apartments, is held by AMIT and is still in default at September 30, 1996. Due to the sale of the property, this debt became unsecured debt of the Partnership.

As a result of the sale of Harbour Landing Apartments, there was an overall decrease in rental income for the three and nine months ended September 30, 1996, versus the three and nine months ended September 30, 1995. This was partially offset by a slight increase in rental income at Fox Run Apartments. While average occupancy decreased at Fox Run Apartments, average rent per unit increased. Other income increased due to an increase in lease cancellation fees and utility collections at Fox Run Apartments. The sale of Harbour Landing Apartments resulted in a decrease in operating, maintenance, depreciation, interest and property tax expense for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. The decreases in expenses as a result of the sale were partially offset by increases in maintenance, depreciation and interest expense at Fox Run Apartments. Maintenance expense increased at Fox Run Apartments due primarily to snow removal costs associated with the severe winter of 1996. There were also extensive swimming pool repairs and exterior building improvements. Depreciation expense increased at Fox Run Apartments due to the completion of certain property improvements in 1995 and in the first half of 1996. The default interest assessed on the AMIT debt that matured September 1, 1996, lead to an increase in interest expense at Fox Run Apartments.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three and nine months ended September 30, 1996, the Partnership realized equity in net income and equity in net loss of the Joint Venture of approximately $30,000 and $24,000, respectively, as compared to an equity in net income and equity in net loss of the Joint Venture of approximately $40,000 and $7,000 for the three and nine months ended September 30, 1995, respectively. The loss for the nine months ended September 30, 1996, can be attributed to an increase in advertising, salaries, insurance and maintenance expense. Advertising expense increased as a result of an aggressive advertising campaign and salary expense increased due to the hiring of additional qualified personnel, including a full time golf pro for the course. The environmental issue at the property (See "Note B - Investment in Joint Venture") necessitated a purchase of new insurance. The Partnership also implemented a preventive maintenance program and repairs were made to the cart paths and course. These increases in expenses were only partially offset by an increase in revenues. These revenue increases can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property.

During the second quarter of 1996, there were two separate fires at Fox Run Apartments. Sixteen units received extensive damage, while four were completely destroyed. The insurance proceeds to be received are estimated at $170,000.
The destroyed units were fully depreciated, resulting in a casualty gain of $170,000.

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

At September 30, 1996, the Partnership had unrestricted cash of approximately $959,000 as compared to approximately $1,226,000 at September 30, 1995. Net cash provided by operating activities for the nine months ended September 30, 1996 increased as compared to the nine months ended September 30, 1995 due to an increase in accounts payable, partially offset by a decrease in other liabilities. The proceeds received from the sale of Harbour Landing provided cash from investing activities in 1995, while advances made to the joint venture and property improvements and replacements resulted in cash used in investing activities in 1996. Net cash used in financing activities decreased for the nine months ended September 30, 1996, as compared to the corresponding period ended September 30, 1995, due to repayments on mortgage notes payable, resulting from the pay-off of the debt secured by Harbour Landing Apartments in September 1995, as a result of the sale of this investment property. Offsetting this decrease was a distribution paid for the withholding tax imposed by the state of South Carolina on the taxable income of non-resident limited partners. This tax amounted to approximately $24,000 during 1996.

The Partnership continues to incur operating losses and is in default on approximately $7,019,000 of principal debt, of which approximately $6,840,000 is secured by second mortgages on Fox Run Apartments, plus related accrued interest of approximately $1,065,000, due to its inability to make interest and principal payments when due. The Partnership is current on its first mortgage secured by the Fox Run Apartments property; however, the Partnership does not have the resources to pay this debt when it becomes due. The Partnership has been granted a six month extension and the debt now matures in December 1996.

The second mortgages secured by the Fox Run Apartments property are held by AMIT. The Managing General Partner had negotiated amendments to these mortgages which required interest only payments based on an 8% pay rate with interest continuing to accrue at the original rates of 11.5% and 12.5% as per the note agreements. The principal amount of this debt and accrued interest matured in September 1996.

The Managing General Partner is conducting negotiations to refinance the first and second mortgages, however, there is no assurance that these negotiations will be successful.

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

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. As mentioned previously, approximately $7,019,000 in debt of the Partnership is in default due to non-payment upon maturity. The remaining indebtedness of approximately $23,407,000 ranges from interest only to an amortization period of 30 years with maturity dates ranging from December 1996 to November 1997, during which time $23,308,000 of balloon payments are due. The Managing General Partner is currently negotiating the refinancing of this indebtedness, however, there are no certainties that the refinancing will be successful. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.

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

MAE GP, an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed to AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares in the future. In addition, LAC, an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same period.


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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.




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


                      Date: November 12, 1996