Form 10KSB
period 1996-12-31
ANGELES PARTNERS XI
filed 1997-03-27
CIK 702986

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from                 to

                         Commission file number 0-11766


                              ANGELES PARTNERS XI

              California                                        95-3788040
      (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   One Insignia Financial Plaza, P.O. Box 1089
        Greenville, South Carolina                               29602
  (Address of principal executive offices)                    (Zip Code)

                  Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year.  $6,940,000

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

The Partnership, through its public offering of Limited Partnership Units, sold 40,000 units aggregating $40,000,000. The General Partner contributed capital in the amount of $30,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real property. The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of the Partnership's remaining property in order to achieve the best possible return for the investors. Such results may best be achieved through a property sale, refinancing, debt restructuring or relinquishment of the asset. The Managing General Partner intends to evaluate its holding periodically to determine the most appropriate strategy for the asset. The Managing General Partner's policy is to only commit cash from operations and financing secured by the real property to support operations, capital improvements and repayment of debt.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services to the investment property.

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



ITEM 2.  DESCRIPTION OF PROPERTY:

The following table sets forth the Partnership's investment in property:

                    Date of
Property            Purchase     Type of Ownership             Use

Fox Run Apartments  5/27/83   Fee ownership subject     Residential Rental
                              to first and second           776 units
                              mortgages

The Partnership also has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XII, both of which are California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. The property owned by the Joint Venture, as of December 31, 1996, is summarized as follows:

                                Date of
           Property             Purchase    Type of Ownership          Use

Princeton Meadows Golf Course   7/26/91  Fee ownership, subject    Golf Course
                                         to a first mortgage

Princeton Meadows Golf Course is accounted for by the Partnership on the equity method of accounting in accordance with its ownership percentage and is included on the balance sheet as an "Investment in joint venture".


SCHEDULE OF PROPERTY:
(dollar amounts in thousands)


                        Gross
                       Carrying     Accumulated                        Federal
Property                Value      Depreciation    Rate     Method    Tax Basis

Fox Run Apartments   $  28,928     $  15,795     5-20 yrs     S/L    $  9,449


See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                       Principal                                      Principal
                       Balance At                                      Balance
                      December 31,  Interest      Period    Maturity   Due At
      Property            1996        Rate      Amortized     Date    Maturity

Fox Run Apartments
 1st mortgage         $  28,000      8.32%    27 years (1)   1/2002  $ 26,984
 2nd mortgage             2,400     15.28%    15 years (1)   1/2002     2,204
 3rd mortgage               875     11.25%    30 years       1/2002       852

        Total         $  31,275                                      $ 30,040


1) Interest only payments, until February 1999, at which time the monthly payment will be increased to include principal and interest.
2) Payable to Angeles Mortgage Investment Trust ("AMIT). This note is collateralized by the Partnership's general partner interest in the Joint Venture.

Average annual rental rate and occupancy for 1996 and 1995 for the property:

                                Average Annual           Average Annual
                                Rental Rates               Occupancy
        Property             1996          1995         1996         1995

Fox Run Apartments      $8,919/unit   $8,672/unit        95%          96%

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

Real estate taxes and rates in 1996 were:
(dollar amounts in thousands)


                                 1996           1996
                                Billing         Rate
Fox Run Apartments           $    717           2.31


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.


                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 40,000 Limited Partnership Units during its offering period through February 1982, and currently has 39,637 Limited Partnership Units outstanding and has 4,261 Limited Partners of record. In 1996, the number of Limited Partnership Units decreased by 205 units due to Limited Partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The Partnership has discontinued making cash distributions from operations until the financial condition of the Partnership and other relevant factors warrant resumption of distributions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized a net loss of $1,320,000 for the year ended December 31, 1996, as compared to net income of $776,000 for the year ended December 31, 1995. The decrease in net income is primarily due to the $2,336,000 gain recognized on the sale of the Harbour Landing Apartments investment property in 1995 (see discussion below).

Total revenues for the year ended December 31, 1996, decreased as compared to the year ended December 31, 1995, as a result of the sale of Harbour Landing Apartments in 1995. The decrease in rental income was partially offset by an increase in average rental rates at Fox Run Apartments. Operating, depreciation and property tax expenses decreased primarily due to the aforementioned sale of Harbour Landing Apartments. Partially offsetting the decrease in depreciation expense was an increase due to the completion of certain property improvements at Fox Run Apartments in 1995 and in the first half of 1996. An increase in tax rates at Fox Run Apartments for 1996 offset the overall decrease in property tax expense related to the sale. Maintenance expense increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, as a result of parking lot repairs, increased snow removal costs due to the harsh winter, and exterior building maintenance completed at Fox Run Apartments. The default interest incurred on the AMIT debt that matured September 1, 1996, led to an increase in interest expense. General and administrative expense increased for the year ended December 31, 1996, versus the year ended December 31, 1995, as a result of the payment of a franchise tax by the Partnership incurred due to the creation of a new lower tier entity as a result of the refinance (see discussion below). Bad debt expense in 1995 is due to doubtful accounts relating to Harbour Landing Apartments.

As mentioned previously, the Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For 1996, the Partnership realized an equity in losses of the Joint Venture of $62,000 versus $129,000 in equity in losses of the Joint Venture in 1995 (see "Note B - Investment in Joint Venture"). The decreased loss for the year ended December 31, 1996, versus the year ended December 31, 1995, can be attributed to an increase in revenue. These revenue increases can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property. The increase in expense can be attributed to the purchase of liability insurance, necessitated by the environmental issue at the property (see "Note B"). Also, advertising expense increased as a result of an aggressive advertising campaign and salary expense increased due to the hiring of additional personnel, including a full time golf pro for the course. The Partnership also implemented a preventative maintenance program and repairs were made to the cart paths and course.

During the second quarter of 1996, there were two separate fires at Fox Run Apartments. Sixteen units received extensive damage, while four were completely destroyed. The insurance proceeds to be received are $189,000. As a result of the fires, the Partnership recognized a casualty gain of $25,000.

In December 1996, the Partnership refinanced the mortgages and indebtedness encumbering its investment property. The total indebtedness refinanced was $29,897,000. The new indebtedness in the principal amount of $31,275,000 carries stated interest rates of 8.32% (1st mortgage), 15.28% (2nd mortgage), and 11.25% (3rd mortgage). The proceeds from the refinancing enabled the Partnership to pay off its previous 1st mortgage and its working capital loan to Angeles Acceptance Pool, L.P. (see "Note E"). In addition, the Partnership's previous indebtedness to AMIT of $6,969,000, which had been in default due to non-payment upon maturity, was extinguished with the proceeds from the refinancing. The Partnership recognized a gain of $646,000 upon extinguishment of debt, primarily due to debt forgiveness. Additionally, the Partnership capitalized loan costs of $551,000 related to the refinancing.

In 1995, the Partnership negotiated amendments to the mortgages held by AMIT and as a result incurred $330,000 of debt restructure costs (See "Note H" for further discussion).

On September 6, 1995, the Managing General Partner sold the Harbour Landing Apartments property to an unaffiliated third party. The total consideration paid to the Partnership was $4,900,000. The total gain on the sale was $2,336,000. Also, as a result of the sale, $220,000 of debt was forgiven.

Included in maintenance expense is $111,000 of major repairs and maintenance mainly comprised of parking lot repairs, interior building improvements and swimming pool repairs for the year ended December 31, 1996.

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

Liquidity and Capital Resources

The Partnership's primary source of cash is from the operations of its property and from financing placed on the property. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt.

The Partnership had unrestricted cash and cash equivalents of $662,000 at December 31, 1996, versus $870,000 at December 31, 1995. Net cash flow from operating activities decreased primarily due to the decrease in income and a decrease in other liabilities. Net cash provided by investing activities decreased due to the proceeds received from the sale of Harbour Landing Apartments in 1995. Net cash flow from financing activities increased due to the proceeds received from the refinance of the debt secured by the Fox Run Apartments property. During the year ended December 31, 1996, there was a distribution paid for the withholding tax imposed by the State of South Carolina on the taxable income of non-resident limited partners. This tax amounted to $24,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $31,275,000 matures January 2002, at which time the property will either be sold or refinanced. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.


ITEM 7. FINANCIAL STATEMENTS

ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS


  Report of Independent Auditors

  Consolidated Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
  1995

  Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
  1995

  Notes to Consolidated Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI

We have audited the accompanying balance sheet of Angeles Partners XI as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                     /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1997
                              ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996



Assets
  Cash and cash equivalents:
    Unrestricted                                                 $     662
    Restricted--tenant security deposits                               521
  Accounts receivable, net of allowance
     of $31                                                           164
  Escrows for taxes                                                   179
  Other assets                                                        562
  Investment in, and advances of $156 to,
     joint venture (Note B)                                           156
  Investment properties (Notes C and F):
     Land                                         $  3,998
     Buildings and related personal property        24,930
                                                    28,928
     Less accumulated depreciation                 (15,795)        13,133

                                                              $   15,377

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                               $    643
  Due to affiliates (Note E)                                          488
  Tenant security deposits                                            511
  Other liabilities                                                   345
  Notes payable, (Notes C, E and F)                                31,275

Partners' Deficit
 General partners                                 $   (494)
 Limited partners (39,637 units
  issued and outstanding)                          (17,391)       (17,885)

                                                                 $ 15,377

          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                           1996          1995
Revenues:
 Rental income                                       $     6,598    $     7,204
 Other income                                                342            357
     Total revenues                                        6,940          7,561

Expenses:
 Operating                                                 1,857          2,233
 General and administrative                                  343            260
 Maintenance                                                 738            721
 Depreciation                                              1,511          1,583
 Interest                                                  3,703          3,322
 Property taxes                                              717            732
 Bad debt                                                     --             31
     Total expenses                                        8,869          8,882

Loss before equity in loss of joint venture, casualty
 gain, gain on sale of investment property,
 debt restructure costs and extraordinary item            (1,929)        (1,321)

Equity in loss of joint venture (Note B)                     (62)          (129)
Casualty gain (Note H)                                        25             --
Gain on sale of investment property (Note H)                  --          2,336
Debt restructure costs (Note H)                               --           (330)

(Loss) income before extraordinary item                   (1,966)           556
 Extraordinary item-gain on extinguishment of
     debt (Notes C and H)                                    646            220

     Net (loss) income                               $    (1,320)   $       776

Net (loss) income allocated to
  general partners (1%)                              $       (13)   $         8
Net (loss) income allocated to
  limited partners (99%)                                  (1,307)           768

     Net (loss) income                               $    (1,320)   $       776

Per limited partnership unit:
(Loss) income before extraordinary item              $    (48.85)   $     13.81

Extraordinary item                                         16.05           5.48

     Net (loss) income                               $    (32.80)   $     19.29

          See Accompanying Notes to Consolidated Financial Statements

                                   ANGELES PARTNERS XI

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                 Limited
                               Partnership   General      Limited
                                  Units      Partners    Partners       Total

Original capital contributions    40,000   $      30   $   40,000   $   40,030

Partners' deficit at
   December 31, 1994              39,842   $    (489)  $  (16,828)  $ (17,317)

Net income for the year
   ended December 31, 1995            --           8          768         776

Partners' deficit at
   December 31, 1995              39,842        (481)     (16,060)    (16,541)

Distributions to partners             --          --          (24)        (24)

Net loss for the year
   ended December 31, 1996            --         (13)      (1,307)     (1,320)

Abandonment of limited
  Partnership units (Note G)        (205)         --           --          --

Partners' deficit at
   December 31, 1996              39,637   $    (494)  $  (17,391)  $ (17,885)

               See Accompanying Notes to Consolidated Financial Statements

                                   ANGELES PARTNERS XI

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)

                                                           Years Ended December 31,
                                                               1996        1995
Cash flows from operating activities:
  Net (loss) income                                       $    (1,320) $       776
  Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Equity in loss of joint venture                               62          129
     Depreciation                                               1,511        1,583
     Amortization of loan costs and discounts                      42           98
     Bad debt expense                                              --           31
     Gain on sale of investment property                           --       (2,336)
     Extraordinary item - gain on extinguishment of debt         (646)        (220)
    Casualty gain                                                 (25)
  Change in accounts:
     Restricted cash                                              (10)         (15)
     Accounts receivable                                          (11)         (18)
     Escrows for taxes                                            (66)         112
     Other assets                                                  (6)          (5)
     Accounts payable                                             415         (241)
     Tenant security deposit liabilities                           11          (16)
     Accrued taxes                                                 --          (74)
     Due to affiliates                                            138           78
     Other liabilities                                           (100)         731

       Net cash (used in) provided by operating activities         (5)         613

Cash flows from investing activities:
  Proceeds from sale of investment property                        --        4,717
  Property improvements and replacements                         (533)      (1,674)
  Advances to joint venture                                      (118)          --
  Deposits to restricted escrows                                   --         (615)
  Withdrawals from restricted escrows                              75          540

       Net cash (used in) provided by investing activities       (576)       2,968

Cash flows from financing activities:
  Proceeds of notes payable                                    31,275          330
  Repayment of notes payable                                  (29,897)      (3,987)
  Principal payments on notes payable                            (381)        (660)
  Loan costs                                                     (600)          --
  Distributions to partners                                       (24)          --

       Net cash provided by (used in) financing activities        373       (4,317)

Decrease in cash and cash equivalents                            (208)        (736)
Unrestricted cash and cash equivalents at beginning of period     870        1,606
Unrestricted cash and cash equivalents at end of period   $       662  $       870
Supplemental disclosure of cash flow information:
  Cash paid during this period for interest               $     3,826  $     2,586
Supplemental disclosure of non-cash investing
  and financing activities:
  Interest capitalized into mortgage notes payable        $        50  $     1,610
<fn
At December 31, 1996, in connection with a fire at Fox Run Apartments, accounts receivable and accounts payable were adjusted by $139,000 and $114,000, respectively, for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XI

                   Notes to Consolidated Financial Statements

                               December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners XI (the "Partnership" or "Registrant") is a California limited partnership organized on February 14, 1983, to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). As of December 31, 1996, the Partnership operates one residential property located in Plainsboro, New Jersey.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and is not shown separately in the financial statements.

Unrestricted Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash and cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and considers the deposits to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs: Loan costs of $551,000 are included in "Other assets" on the balance sheet and will be amortized on a straight-line basis over the life of the loan.

Investment in Joint Venture: The Partnership accounts for its 41.1% investment in Princeton Meadows Golf Course Joint Venture (the "Joint Venture") using the equity method of accounting (see "Note B"). Under the equity method of accounting, the Partnership records its equity interest in earnings or losses of the Joint Venture; however, the investment in the Joint Venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the Joint Venture.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

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

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note C").

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


NOTE B - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1996, is as follows (in thousands):


Assets
Cash                                  $    76
Deferred charges and other assets          124
Investment property, net                 1,894
     Total                            $ 2,094

Liabilities and Partners' Capital
Note payable to AMIT, (Note E)        $ 1,567
Other liabilities                         527
Partners' capital                          --
                                      $ 2,094


The condensed profit and loss statement of the Joint Venture is summarized as follows:

                                    Years Ended
                                    December 31,
                                   (in thousands)
                                 1996           1995

Revenue                      $   1,417      $   1,158
Costs and expenses              (1,567)        (1,472)

 Net loss                    $    (150)     $    (314)

The Partnership's equity interest in the loss of the Joint Venture for the year ended December 31, 1996 and 1995, was $62,000 and $129,000, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and field work has been completed with the expected completion date of the compliance work to be sometime in 1997. The Managing General Partner believes the balance of $41,000 in the liability is sufficient to cover all costs associated with this incident.

NOTE C -  NOTES PAYABLE

The principle terms of notes payable are as follows (dollar amounts in thousands):

                        Monthly                          Principal      Principal
                        Payment     Stated                Balance      Balance At
                       Including   Interest  Maturity     Due At      December 31,
Property                Interest     Rate      Date      Maturity         1996
Fox Run Apartments
   1st mortgage       $  194 (1)     8.32%    1/2002   $ 26,984      $  28,000
   2nd mortgage           31 (1)    15.29%    1/2002      2,204          2,400
   3rd mortgage            8        11.25%    1/2002        852            875

Totals                $  233                           $ 30,040      $  31,275


(1) Interest only payments, until February 1999, at which time the monthly payment will be increased to include principal and interest.
(2) Payable to Angeles Mortgage Investment Trust ("AMIT"). This note is collateralized by the Partnership's general partnership interest in the Joint Venture.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment property and by pledge of revenues from the rental property. The notes impose prepayment penalties if repaid prior to maturity.

The carrying value of the Partnership's indebtedness approximates its estimated fair value at December 31, 1996.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):


                    1997       $      3
                    1998              4
                    1999            373
                    2000            446
                    2001            490
                 Thereafter      29,959
                               $ 31,275

In December 1996, the Partnership refinanced the mortgages and indebtedness encumbering its investment property. The total indebtedness refinanced was $29,897,000. The new indebtedness in the principal amount of $31,275,000 carries stated interest rates of 8.32% (1st mortgage), 15.28% (2nd mortgage), and 11.25% (3rd mortgage). The proceeds from the refinancing enabled the Partnership to pay off its previous first mortgage and its working capital loan to Angeles Acceptance Pool, L.P. (see "Note E"). In addition, the Partnership's previous indebtedness to AMIT of $6,969,000 which had been in default due to non-payment upon maturity, was extinguished with the proceeds from the refinancing. The Partnership recognized a gain of $646,000 upon extinguishment of debt, primarily due to debt forgiveness. The Partnership capitalized loan costs of $551,000 related to the refinancing.


NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net (loss) income as reported and Federal taxable (loss) income result primarily from (1) depreciation over different methods and lives and on differing cost bases of investment properties, (2) change in rental income received in advance, and (3) gain or loss on disposal of properties. The following is a reconciliation of reported net (loss) income and Federal taxable
(loss) income:


                                               1996              1995
                                           (in thousands, except unit data)
Net (loss)income as reported             $    (1,320)      $    776
Add (deduct)
 Depreciation differences                        154            111
 Unearned income                                  10            (30)
 Gain on sale of investment properties            --            842
 Miscellaneous                                    (6)            25

Federal taxable (loss) income            $    (1,162)       $ 1,724

Federal taxable (loss) income
 per limited partnership unit            $    (29.02)       $ 42.85



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


               Net deficiency as reported                $ (17,885)
               Land and buildings                            2,707
               Accumulated depreciation                     (6,391)
               Syndication and distribution costs            5,261
               Other                                           639

               Net deficiency - Federal tax basis        $ (15,669)

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid/accrued to the Managing General Partner and affiliates in 1996 and in 1995:

                                                     1996           1995
                                                        (in thousands)

Property management fees, including $28,000
  accrued at December 31, 1996                    $  346          $  369

Reimbursement for services of affiliates,
  including $460,000 accrued at
  December 31, 1996                                  148             154


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

This working capital loan funded the Partnership's operating deficits in prior years. This loan, the principal and accrued interest which totaled $1,996,000, was extinguished with the proceeds from the refinancing of the Partnership's investment property (see "Note C"). Total debt and accrued interest forgiven was $296,000. Total interest expense for this loan was $145,000 and $171,000 for the years ended December 31, 1996 and 1995, respectively.

AMIT provided financing of $6,969,000 plus related accrued interest to the Partnership. This indebtedness was extinguished when the Partnership's investment property was refinanced. As a result of the refinance, AMIT forgave $398,000 of debt and accrued interest. Concurrent with the refinancing, the Partnership borrowed $875,000 from AMIT, which is secured by the Fox Run Apartments and the Partnership's general partner interest in the Joint Venture. Total interest expense to AMIT was $1,522,000 and $731,000 for the years ended December 31, 1996 and 1995, respectively. In addition, AMIT provides financing to the Joint Venture in the amount of $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense was $200,000 and $203,000 for the years ended December 31, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed to AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

NOTE F - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION


                            Initial Cost
                            To Partnership
                            (in thousands)
                                                                      Cost
                                                     Buildings     Capitalized
                                                    and Related     (Removed)
                                                      Personal    Subsequent to
      Description        Encumbrances     Land        Property     Acquisition

Fox Run Apartments       $ 30,400     $  3,998      $  20,990      $  3,940
Angeles Partners XI           875           --             --            --

Totals                   $ 31,275     $  3,998      $  20,990      $  3,940


                    Gross Amount At Which Carried
                         At December 31, 1996

                       Buildings
                      And Related
                        Personal            Accumulated     Date   Depreciable
Description    Land     Property   Total    Depreciation  Acquired  Life-Years

Fox Run Apts. $ 3,998  $  24,930  $ 28,928  $  15,795     5/27/83      5-20


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.


Reconciliation of "Investment Property and Accumulated Depreciation":

                                          Year Ended December 31,
                                             1996            1995
                                               (in thousands)
Investment Property

Balance at beginning of year            $   28,395      $   33,098
   Property improvements                       533           1,460
   Sale of investment property                  --          (6,163)

Balance at end of year                  $   28,928      $   28,395

Accumulated Depreciation

Balance at beginning of year            $   14,284      $   16,475
   Additions charged to expense              1,511           1,583
   Sale of investment property                  --          (3,774)

Balance at end of year                  $   15,795      $   14,284

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1996 and 1995, is $31,635,000 and $31,130,000, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $22,186,000 and $20,830,000, respectively.


NOTE G - ABANDONMENT OF LIMITED PARTNER UNITS

In 1996, the number of Limited Partnership Units decreased by 205 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of the net income or loss for that entire year. The income or loss per limited partnership unit in the accompanying statements of operation is calculated based on the number of units outstanding at the beginning of the year.

NOTE H - OTHER ITEMS

During the second quarter of 1996, there were two separate fires at Fox Run Apartments. Sixteen units received extensive damage, while four were completely destroyed. The insurance proceeds to be received are $189,000. As a result of the fires, the Partnership recognized a casualty gain of $25,000.

On September 6, 1995, the Managing General Partner sold the Harbour Landing Apartments property to an unaffiliated third party. Net proceeds were $4,717,000 and the total gain on the sale was $2,336,000. Also, as a result of the sale $220,000 of debt was forgiven.

Prior to the third quarter of 1995, the Partnership was in default on its indebtedness to AMIT, which was secured by the Fox Run Apartments property, due to its inability to make interest and principal payments when due. However, during the third quarter of 1995, the Partnership was successful in negotiating amendments to these mortgages effective September 1, 1995. As a result of the modifications, $330,000 of debt restructuring costs were incurred and the past due interest of $1,610,000 was capitalized to the principal balance of the mortgage pursuant to the agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's Managing General Partner as of December 31, 1996, their ages and the nature of all positions with ARC II presently held by them are as follows:

          Name                    Age                    Office

Carroll D. Vinson                  56           President, Director

Robert D. Long, Jr.                29           Controller, Principal
                                                Accounting Officer

William H. Jarrard, Jr.            50           Vice President

John K. Lines, Esq.                37           Vice President and Secretary

Kelley M. Buechler                 39           Assistant Secretary


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

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Note E" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

During the year ended December 31, 1996 and December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnership's Financial Statements included under "Item 7.", which is hereby incorporated by reference.



                                      PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index in this report.

       (b) Reports on Form 8-K:

           None filed during the fourth quarter of 1996.



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


                          Date: March 27, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.




/s/Carroll D. Vinson         President                  Date:  March 27, 1997
Carroll D. Vinson






/s/Robert D. Long, Jr.       Controller and Principal   Date:  March 27, 1997
Robert D. Long, Jr.          Accounting Officer

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

   10.11 Secured Promissory Note between Angeles Mortgage Investment Trust, a California Business Trust, Fox Run AP XI, L.P., a South Carolina limited partnership and Angeles Partners XI, a California limited partnership dated December 19, 1996.

   10.12 Loan agreement between General Electric Capital Corporation, a New York corporation, and Fox Run AP XI, L.P., a South Carolina limited partnership dated December 23, 1996.

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

    27      Financial Data Schedule.