Form 10QSB
period 1997-03-31
ANGELES PARTNERS XI
filed 1997-05-12
CIK 702986

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


                 For the quarterly period ended March 31, 1997


[ ]   TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from .........to.........

                         Commission file number 0-11766


                              ANGELES PARTNERS XI
       (Exact name of small business issuer as specified in its charter)


         California                                           95-3788040
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

   One Insignia Financial Plaza
     Greenville, South Carolina                                   29602
(Address of principal executive offices)                        (Zip Code)


                                 (864) 239-1000
                          (Issuer's telephone number)



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

                                   March 31, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                                         $     628
    Restricted--tenant security deposits                                       537
  Accounts receivable, net of allowance of $31                                 185
  Escrow for taxes                                                             122
  Other assets                                                                 549
  Investment in, and advances of $164 to, Joint Venture                        119
  Investment properties:
    Land                                                    $   3,998
    Buildings and related personal property                    25,037
                                                               29,035
    Less accumulated depreciation                             (16,168)      12,867
                                                                         $  15,007

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                       $     253
  Due to affiliates                                                            518
  Tenant security deposits                                                     539
  Other liabilities                                                            519
  Notes payable                                                             31,275
Partners' Deficit
  General partners                                          $    (496)
  Limited partners (39,637 units
    issued and outstanding)                                   (17,601)     (18,097)
                                                                         $  15,007

          See Accompanying Notes to Consolidated Financial Statements

b)                           ANGELES PARTNERS XI
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                               Three Months Ended
                                                    March 31,
                                                1997           1996
Revenues:
  Rental income                            $    1,669     $    1,622
  Other income                                     62             81
   Total revenues                               1,731          1,703

Expenses:
  Operating                                       447            502
  General and administrative                       40             53
  Maintenance                                     134            145
  Depreciation                                    373            373
  Interest                                        726            780
  Property taxes                                  179            177
   Total expenses                               1,899          2,030

Equity in loss of Joint Venture                   (44)           (86)

      Net loss                             $     (212)    $     (413)

Loss allocated to general
  partners (1%)                            $       (2)    $       (4)
Loss allocated to limited
  partners (99%)                                 (210)          (409)

      Net loss                             $     (212)    $     (413)

Net loss per limited partnership unit      $    (5.30)    $   (10.27)

         See Accompanying Notes to Consolidated Financial Statements


c)
                                  ANGELES PARTNERS XI
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units       Partners      Partners         Total
Original capital contributions        40,000    $      30    $    40,000    $    40,030

Partners' deficit at
   December 31, 1996                  39,637    $    (494)   $   (17,391)   $   (17,885)

Net loss for the three months
   ended March 31, 1997                   --           (2)          (210)          (212)

Partners' deficit at
   March 31, 1997                     39,637    $    (496)   $   (17,601)   $   (18,097)

              See Accompanying Notes to Consolidated Financial Statements

d)
                                ANGELES PARTNERS XI
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                             1997          1996
Cash flows from operating activities:
  Net loss                                              $    (212)    $    (413)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Equity in loss of Joint Venture                            44            86
    Depreciation                                              373           373
    Amortization of loan costs                                 27            21
  Change in accounts:
    Restricted cash                                           (16)           (2)
    Accounts receivable                                       (21)            2
    Escrows for taxes                                          57            --
    Other assets                                               (3)           (7)
    Accounts payable                                         (390)         (111)
    Tenant security deposit liabilities                        28             7
    Accrued taxes                                              --             8
    Due to affiliates                                          30            27
    Other liabilities                                         174           233

      Net cash provided by operating activities                91           224

Cash flows from investing activities:
  Property improvements and replacements                     (107)         (273)
  Advances to Joint Venture                                    (7)         (117)

      Net cash used in investing activities                  (114)         (390)

Cash flows from financing activities:
  Loan costs                                                  (11)           --
  Payment on mortgage notes payable                            --           (92)

      Net cash used in financing activities                   (11)          (92)

Net decrease in unrestricted cash and cash equivalents        (34)         (258)

Unrestricted cash and cash equivalents at
  beginning of period                                         662           870

Unrestricted cash and cash equivalents at
  end of period                                         $     628     $     612

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $     535     $     632

            See Accompanying Notes to Consolidated Financial Statements

e)                              ANGELES PARTNERS XI
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners XI's (the "Partnership's") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates during the three months ended March 31, 1997 and 1996, were paid or accrued:



                                                          1997          1996
                                                            (in thousands)

      Property management fees                             $86           $84

      Reimbursement for services of affiliates,             33            50
       including $518,000 accrued at March 31, 1997


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

This working capital loan funded the Partnership's operating deficits in prior years. This loan, the principal and accrued interest which totaled $1,996,000, was extinguished with the proceeds from the refinancing of the Partnership's investment property in 1996. Total debt and accrued interest forgiven was $296,000. Total interest expense for this loan was $37,000 for the three months ended March 31, 1996.

Angeles Mortgage Investment Trust ("AMIT") provided financing of $6,969,000 plus related accrued interest to the Partnership. This indebtedness was extinguished when the Partnership's investment property was refinanced. As a result of the refinance, AMIT forgave $398,000 of debt and accrued interest. Concurrent with the refinancing, the Partnership borrowed $875,000 from AMIT, which is secured by the Fox Run Apartments and the Partnership's general partner interest in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). Total interest expense to AMIT was $24,000 and $225,000 for the three months ended March 31, 1997 and 1996, respectively. In addition, AMIT provides financing to the Joint Venture in the amount of $1,567,000, which is secured by the Joint Venture's sole investment property know as the Princeton Meadows Golf Course. Total interest expense was $49,000 and $52,000 for the three months ended March 31, 1997 and 1996, respectively. Accrued interest was $17,000 at March 31, 1997.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.


NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 41.1% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

The balance sheet of the Joint Venture is summarized as follows:


                                                   March 31, 1997
                                                   (in thousands)
           Assets
           Cash                                    $      125
           Other assets                                   222
           Investment property, net                     1,889
             Total                                 $    2,236

           Liabilities and Partners' Deficit
           Notes payable to AMIT                   $    1,567
           Other liabilities                              775
           Partners' deficit                             (106)
             Total                                 $    2,236

The statements of operations of the Joint Venture are summarized as follows:

                                   Three Months Ended
                                        March 31,
                                   1997           1996
                                     (in thousands)

      Revenues                 $     196      $     115
      Costs and expenses            (302)          (324)

         Net loss              $    (106)     $    (209)


The Partnership's equity interest in the loss of the Joint Venture for the three months ended March 31, 1997, and March 31, 1996, was $44,000 and $86,000,
respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and field work has been completed with the expected completion date of the compliance work to be sometime in late 1997. The Managing General Partner believes the balance of $36,000 in the liability recorded is sufficient to cover all costs associated with this incident.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1997 and 1996:


                                      Average
                                     Occupancy
                                  1997          1996

Fox Run Apartments
  Plainsboro, New Jersey           93%          95%


The Partnership incurred a net loss of $212,000 for the three months ended March 31, 1997, as compared to a net loss of $413,000 for the three months ended March 31, 1996. The decrease in the net loss is due to an increase in revenue, a decrease in expenses and a decrease in equity in loss of the Joint Venture.

Fox Run Apartments' increased rental income is the result of increased rental rates for the three months ended March 31, 1997, versus the three months ended March 31, 1996, which was only partially offset by a slight decrease in average occupancy. This increase in rental income was partially offset by a decrease in other income, due to a decrease in lease cancellation fees at Fox Run Apartments. Operating expense decreased primarily due to decreases in utility expenses at Fox Run Apartments. The harsh winter of 1995 to early 1996 in the Northeast caused increased gas usage in 1996. The decrease in general and administrative expenses for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, can be attributed to the timing of postage and printing fees for the year end mailings. Interest expense decreased as a result of the refinance of the debt secured by the Fox Run Apartments property in December 1996.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1997, the Partnership realized equity in loss of the Joint Venture of $44,000 as compared to $86,000 for the three months ended March 31, 1996. The decreased loss at Princeton Meadows Golf Course can be attributed to an increase in revenue. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 lead to a decrease in expenses for the period ended March 31, 1997.

Included in maintenance expense for the three months ended March 31, 1997, is $6,000 of major repairs and maintenance mainly comprised of construction oversight costs and window coverings. For the three months ended March 31, 1996, included in maintenance expense is $5,000 of major repairs and maintenance mainly comprised of tennis court repairs and window coverings.

The Managing General Partner continues to monitor the rental market environment at its investment property to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expense. The Managing General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $628,000 as compared to $612,000 at March 31, 1996. Net cash provided by operating activities for the three months ended March 31, 1997, decreased as compared to the three months ended March 31, 1996, due to a larger decrease in accounts payable due to payments of expenses that were accrued for at December 31, 1996. Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements and a decrease in advances to the Joint Venture. The decrease in cash used in financing activities is caused by a decrease in payments on mortgage notes payable, partially offset by loan costs incurred in 1997 relating to the refinance.

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


ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

      Exhibit 27 is filed as an exhibit to this report.

  b)  Reports on Form 8-K:

      None filed during the three months ended March 31, 1997.



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


                           Date: May 12, 1997