Form 10QSB
period 1997-06-30
ANGELES PARTNERS XI
filed 1997-08-08
CIK 702986

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from.........to.........

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

                                   June 30, 1997

Assets
  Cash and cash equivalents:
     Unrestricted                                                   $     530
     Restricted--tenant security deposits                                 546
  Accounts receivable, net of allowance
    for doubtful accounts of $31                                          177
  Escrows for taxes                                                       127
  Other assets                                                            519
  Investment in, and advances of $164 to,
     Joint Venture                                                        195
  Investment property:
     Land                                          $  3,998
     Buildings and related personal property         25,129
                                                     29,127
     Less accumulated depreciation                  (16,545)           12,582
                                                                    $  14,676

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $      93
  Due to affiliates                                                       528
  Tenant security deposits                                                548
  Other liabilities                                                       442
  Notes payable                                                        31,273

Partners' Deficit
  General partners                                 $   (497)
  Limited partners (39,637 units
       issued and outstanding)                      (17,711)          (18,208)
                                                                    $  14,676

          See Accompanying Notes to Consolidated Financial Statements


b)                               ANGELES PARTNERS XI
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)




                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                    1997        1996        1997         1996
Revenues:
   Rental income                 $  1,728   $  1,684    $  3,397     $  3,306
   Other income                        71        106         133          187
     Total revenues                 1,799      1,790       3,530        3,493

Expenses:
   Operating                          463        376         910          878
   General and administrative          42         47          82          100
   Maintenance                        197        208         331          353
   Depreciation                       377        375         750          748
   Interest                           727        779       1,453        1,559
   Property taxes                     180        178         359          355
     Total expenses                 1,986      1,963       3,885        3,993

Loss before equity in income
   (loss) of Joint Venture
   and casualty gain                 (187)      (173)       (355)        (500)

Equity in income (loss) of
   Joint Venture                       76         32          32          (54)
Casualty gain                          --        170          --          170

     Net (loss) income           $   (111)  $     29   $    (323)   $    (384)

Net loss allocated to
   general partners (1%)         $     (1)  $     --   $      (3)   $      (4)
Net (loss) income allocated to
   limited partners (99%)            (110)        29        (320)        (380)

     Net (loss) income           $   (111)  $     29   $    (323)   $    (384)

Net (loss) income per limited
   partnership unit              $  (2.78)  $    .73   $   (8.07)   $   (9.54)

          See Accompanying Notes to Consolidated Financial Statements


c)                            ANGELES PARTNERS XI
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General     Limited
                                     Units      Partners     Partners     Total
Original capital contributions      40,000     $     30    $  40,000    $  40,030

Partners' deficit at
  December 31, 1996                 39,637     $   (494)   $ (17,391)   $ (17,885)

Net loss for the six months
  ended June 30, 1997                  --            (3)        (320)        (323)

Partners' deficit at
  June 30, 1997                     39,637     $   (497)   $ (17,711)   $ (18,208)

            See Accompanying Notes to Consolidated Financial Statements


d)                              ANGELES PARTNERS XI
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                              1997        1996
Cash flows from operating activities:
  Net loss                                                 $  (323)    $  (384)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Equity in (income) loss of Joint Venture                   (32)         54
    Depreciation                                               750         748
    Amortization of loan costs                                  56          42
    Casualty gain                                               --        (170)
  Change in accounts:
    Restricted cash                                            (25)        (13)
    Accounts receivable                                        (13)         (4)
    Escrows for taxes                                           52         (37)
    Other assets                                                (1)         (7)
    Accounts payable                                          (550)        (26)
    Tenant security deposit liabilities                         37          25
    Due to affiliates                                           31          56
    Other liabilities                                          106         275

         Net cash provided by operating activities              88         559

Cash flows from investing activities:
  Property improvements and replacements                      (199)       (337)
  Advances to Joint Venture                                     (7)       (117)

         Net cash used in investing activities                (206)       (454)

Cash flows from financing activities:
  Distributions to partners                                     --         (24)
  Payments on mortgage notes payable                            (2)       (186)
  Loan costs                                                   (12)        (53)

         Net cash used in financing activities                 (14)       (263)

Net decrease in unrestricted cash and cash equivalents        (132)       (158)

Unrestricted cash and cash equivalents at
  beginning of period                                          662         870

Unrestricted cash and cash equivalents at
  end of period                                            $   530     $   712

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 1,233     $ 1,261
  Interest on notes transferred to notes payable           $    --     $    32

          See Accompanying Notes to Consolidated Financial Statements


                             ANGELES PARTNERS XI
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates during the six month periods ended June 30, 1997 and 1996 were paid or accrued:


                                                    1997         1996
                                                      (in thousands)


Property management fees                            $ 174       $ 171

Reimbursement for services of affiliates,
  (Total of $528,000 and $406,000 accrued at
 June 30, 1997 and 1996, respectively)                 61          56

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

This working capital loan funded the Partnership's operating deficits in prior years. This loan, the principal and accrued interest which totaled $1,996,000, was extinguished with the proceeds from the refinancing of the Partnership's investment property in December 1996 (See "Note D"). Total debt and accrued interest forgiven was $296,000. Total interest expense for this loan was $75,000 for the six months ended June 30, 1996.

The Partnership may make advances to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment.

Angeles Mortgage Investment Trust ("AMIT") held notes receivable from the Partnership of $6,969,000 plus related accrued interest. This indebtedness was extinguished when the Partnership's investment property was refinanced in December 1996 (See "Note D"). As a result of the refinance, AMIT forgave $398,000 of debt and accrued interest. Concurrent with the refinancing, the Partnership borrowed $875,000 from AMIT, which is secured by the Fox Run Apartments and the Partnership's general partner interest in the Joint Venture. Total interest expense to AMIT was $49,000 and $453,000 for the six months ended June 30, 1997 and 1996, respectively. In addition, AMIT holds a note receivable from the Joint Venture in the amount of $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense was $98,000 and $101,000 for the six months ended June 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual
meetings in connection with the election of trustees and other matters.   MAE
GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 41.1% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

The balance sheet of the Joint Venture is summarized as follows:



                                              June 30, 1997
                                              (in thousands)

Assets
Cash                                           $    232
Other assets                                        208
Investment property, net                          1,894
  Total                                        $  2,334

Liabilities and Partners' Capital
Note payable to AMIT                           $  1,567
Other liabilities                                   690
Partners' capital                                    77
  Total                                        $  2,334


The statements of operations of the Joint Venture are summarized as follows:


                           Three Months Ended        Six Months Ended
                                June 30,                 June 30,
                            1997         1996        1997        1996
                             (in thousands)         (in thousands)

Revenue                   $  545       $  494       $  741      $  609
Costs and expenses          (362)        (416)        (664)       (740)
  Net income (loss)       $  183       $   78       $   77      $ (131)


The Partnership realized equity income of $32,000 and equity loss of $54,000 in the Joint Venture for the six months ended June 30, 1997 and 1996, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. The contracts have been executed and field work has been partially completed, with the expected completion date of field work to be in late 1997. The Managing General Partner anticipates that the compliance requirements will be satisfied by June 1998.

NOTE D - REFINANCING

In December 1996, the Partnership refinanced the mortgage indebtedness encumbering its investment property. The total indebtedness refinanced was $29,897,000. The new indebtedness, in the principal amount of $31,275,000, carries stated interest rates of 8.32% (1st mortgage), 15.28% (2nd mortgage), and 11.25% (3rd mortgage). The proceeds from the refinancing enabled the Partnership to pay off its previous first mortgage and its working capital loan to AAP (see "Note B"). In addition, the Partnership's previous indebtedness to AMIT of $6,969,000, which had been in default due to non-payment upon maturity, was extinguished with the proceeds from the refinancing. The Partnership recognized a gain of $646,000 upon extinguishment of debt, primarily due to debt forgiveness. The Partnership capitalized loan costs of $551,000 related to the refinancing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 1997 and 1996:


                                                       Average
                                                      Occupancy

Property                                          1997         1996
  Fox Run Apartments                               95%         96%
    Plainsboro, New Jersey

The Partnership incurred a net loss for the three and six months ended June 30, 1997, of $111,000 and $323,000, respectively, versus net income and net loss for the three and six months ended June 30, 1996, of $29,000 and $384,000, respectively. The decrease in net loss for the six months ended June 30, 1997, as compared to the same period in 1996, is due to an increase in total revenues and a decrease in total expenses, partially offset by a casualty gain recognized in 1996.

Fox Run Apartments' increased rental income is the result of increased rental rates for the six months ended June 30, 1997, versus the six months ended June 30, 1996, which was only partially offset by a slight decrease in average occupancy. This increase in rental income was partially offset by a decrease in other income, due to a decrease in lease cancellation fees and utility collections at Fox Run Apartments. In 1996, the property received a rebate from the electric company for retrofitting the exterior lighting. The decrease in general and administrative expenses for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, can be attributed to a decrease in professional fees. Interest expense decreased as a result of the lower interest rate achieved through the refinance of the debt secured by the Fox Run Apartments property in December 1996.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three and six months ended June 30, 1997, the Partnership realized equity in income of the Joint Venture of $76,000 and $32,000, as compared to equity in income and loss of the Joint Venture of $32,000 and $54,000, respectively, for the three and six months ended June 30, 1996. The improved performance of this property can be attributed to an increase in revenue. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 led to a decrease in expenses for the six months ended June 30, 1997.

During the second quarter of 1996, there were two separate fires at Fox Run Apartments. Sixteen units received extensive damage, while four were completely destroyed. At that time, the Managing General Partner estimated the casualty gain would approximate $170,000.

Included in maintenance expense for the six months ended June 30, 1997, is $23,000 of major repairs and maintenance mainly comprised of swimming pool repairs, window coverings and construction oversight costs relating to ongoing repairs at Fox Run Apartments. For the six months ended June 30, 1996, included in maintenance expense is $25,000 of major repairs and maintenance mainly comprised of swimming pool repairs, tennis court repairs and window coverings.

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

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of $530,000, as compared to $712,000 at June 30, 1996. Net cash provided by operating activities decreased for the first six months of 1997, as compared to the first six months of 1996, due to a larger decrease in accounts payable. Payment of utility expenses, loan costs, past due insurance payments, and deferred liabilities from a casualty, all accrued for at December 31, 1996, attributed to the large decrease in accounts payable. Net cash used in investing activities decreased primarily due to a reduction in property improvements and replacements and a decrease in advances to the Joint Venture. The decrease in net cash used in financing activities is caused by a decrease in payments on mortgage notes payable as a result of the refinance (See "Note D") and the distribution to partners in 1996. The Managing General Partner paid a distribution in the form of a withholding tax imposed by the state of South Carolina on the taxable income of non-resident limited partners. This tax amounted to $24,000 during 1996. Additionally, loan costs were incurred in 1997 due to the refinance in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $31,273,000 matures January 2002, at which time the property will either be sold or refinanced. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, a property sale and the availability of cash reserves. Other than the aforementioned distribution in 1996, the Partnership has made no other distributions during the six months ended June 30, 1997 or 1996, and the Managing General Partner does not anticipate that the Partnership will make a distribution in 1997.

                         PART II - OTHER INFORMATION


ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

      Exhibit 27 is filed as an exhibit to this report.

  b)  Reports on Form 8-K:

      None filed during the quarter ended June 30, 1997.




                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANGELES PARTNERS XI

                         By:  Angeles Realty Corporation II
                              Managing General Partner


                         By:  /s/ Carroll D. Vinson
                              Carroll D. Vinson
                              President


                         By:  /s/ Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Vice President/CAO


                         Date:August 8, 1997