Form 10QSB
period 1997-09-30
ANGELES PARTNERS XI
filed 1997-11-10
CIK 702986

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


[ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

                                 September 30, 1997

Assets
   Cash and cash equivalents:
    Unrestricted                                                               $    470
    Restricted--tenant security deposits                                            556
   Accounts receivable                                                              177
   Escrow for taxes                                                                 128
   Other assets                                                                     522
   Investment in, and advances of $164 to, Joint Venture                            265
   Investment property:
     Land                                                         $  3,998
     Buildings and related personal property                        25,280
                                                                    29,278
     Less accumulated depreciation                                 (16,928)      12,350
                                                                               $ 14,468

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                             $     94
  Due to affiliates                                                                 470
  Tenant security deposits                                                          558
  Other liabilities                                                                 430
  Notes payable                                                                  31,273
Partners' Deficit
  General partners                                                $   (499)
  Limited partners (40,000 units issued and 39,637 units
      outstanding)                                                 (17,858)     (18,357)
                                                                               $ 14,468

            See Accompanying Notes to Consolidated Financial Statements

b)                               ANGELES PARTNERS XI
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                                1997       1996     1997       1996
Revenues:
  Rental income                               $ 1,741    $ 1,644   $ 5,138    $ 4,950
  Other income                                     88         84       221        271
    Total revenues                              1,829      1,728     5,359      5,221

Expenses:
  Operating                                       481        483     1,391      1,361
  General and administrative                       46         48       128        148
  Maintenance                                     198        224       529        577
  Depreciation                                    383        382     1,133      1,130
  Interest                                        728      1,267     2,181      2,826
  Property taxes                                  212        183       571        538
    Total expenses                              2,048      2,587     5,933      6,580

Loss before equity in income (loss) of
  Joint Venture and casualty gain                (219)      (859)     (574)    (1,359)

Equity in income (loss) of Joint Venture           70         30       102        (24)
Casualty gain                                      --         --        --        170

    Net loss                                  $  (149)   $  (829)  $  (472)   $(1,213)

Net loss allocated
  to general partners (1%)                    $    (1)   $    (8)  $    (5)   $   (12)
Net loss allocated
  to limited partners (99%)                      (148)      (821)     (467)    (1,201)

    Net loss                                  $  (149)   $  (829)  $  (472)   $(1,213)

Per limited partnership unit:
    Net loss                                  $ (3.73)   $(20.61)  $(11.78)   $(30.14)

          See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS XI
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership     General       Limited
                                     Units       Partners      Partners         Total
Original capital contributions       40,000      $    30       $ 40,000       $ 40,030

Partners' deficit at
     December 31, 1996               39,637      $  (494)      $(17,391)      $(17,885)

Net loss for the nine months
     ended September 30, 1997                         (5)          (467)          (472)

Partners' deficit at
     September 30, 1997              39,637      $  (499)      $(17,858)      $(18,357)

          See Accompanying Notes to Consolidated Financial Statements

d)                            ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        1997         1996
Cash flows from operating activities:
  Net loss                                                           $   (472)    $ (1,213)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Equity in (income) loss of Joint Venture                             (102)          24
    Depreciation                                                        1,133        1,130
    Amortization of loan costs                                             94           42
    Casualty gain                                                          --         (170)
    Change in accounts:
      Restricted cash                                                     (35)          (6)
      Accounts receivable                                                 (13)          (6)
      Escrows for taxes                                                    51          (51)
      Other assets                                                        (42)           5
      Accounts payable                                                   (549)         402
      Tenant security deposit liabilities                                  47           14
      Due to affiliates                                                   (27)          91
      Other liabilities                                                    94          948
        Net cash provided by operating activities                         179        1,210

Cash flows from investing activities:
  Advances to Joint Venture                                                (7)        (117)
  Property improvements and replacements                                 (350)        (466)
        Net cash used in investing activities                            (357)        (583)

Cash flows from financing activities:
  Loan costs paid                                                         (12)          --
  Distributions to partners                                                --          (24)
  Repayments of mortgage notes payable                                     --         (231)
  Payments on mortgage notes payable                                       (2)        (283)
        Net cash used in financing activities                             (14)        (538)

Net (decrease) increase in unrestricted cash and cash equivalents        (192)          89

Unrestricted cash and cash equivalents at beginning of period             662          870

Unrestricted cash and cash equivalents at end of period              $    470     $    959

Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $  1,924     $  1,889
  Interest transferred to mortgage notes payable                     $     --     $     50

          See Accompanying Notes to Consolidated Financial Statements

e)                             ANGELES PARTNERS XI
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Partners XI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and affiliates during the nine month periods ended September 30, 1997 and 1996 were paid or accrued:

                                                       1997        1996
                                                        (in thousands)

Property management fees                              $ 261       $ 259

Reimbursement for services of affiliates,
  (Total of $470 and $441 accrued at                    101         117
   September 30, 1997 and 1996, respectively)

Included in reimbursements for services of affiliates at September 30, 1997, and 1996 is approximately $10,000 and $26,000, respectively, in reimbursements for construction oversight costs.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

This working capital loan funded the Partnership's operating deficits in prior years. This loan, the principal and accrued interest which totaled $1,996,000, was extinguished with proceeds from the refinancing of the Partnership's investment property in December 1996 (See "Note D"). Total debt and accrued interest forgiven was $296,000. Total interest expense for this loan was approximately $112,000 for the nine months ended September 30, 1996.

Angeles Mortgage Investment Trust ("AMIT") held notes receivable from the Partnership of $6,969,000 plus related accrued interest. This indebtedness was extinguished when the Partnership's investment property was refinanced in December 1996 (See "Note D"). As a result of the refinance, AMIT forgave $398,000 of debt and accrued interest. Concurrent with the refinancing, the Partnership borrowed $875,000 from AMIT, which is secured by the Fox Run Apartments and the Partnership's general partner interest in the Joint Venture. Total interest expense to AMIT was approximately $65,000 and $1,191,000 for the nine months ended September 30, 1997 and 1996, respectively. In addition, AMIT holds a note receivable from the Joint Venture in the amount of $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense was approximately $147,000 and $150,000 for the nine months ended September 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the Managing General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual
meetings in connection with the election of trustees and other matters.   MAE GP
has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the Managing General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.


NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 41.1% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

The balance sheet of the Joint Venture is summarized as follows:


                                                   September 30, 1997
                                                     (in thousands)

     Assets
     Cash                                               $  279
     Other assets                                          229
     Investment property, net                            2,020
       Total                                           $ 2,528

     Liabilities and Partners' Capital
     Notes payable                                     $ 1,567
     Other liabilities                                     714
     Partners' capital                                     247
       Total                                           $ 2,528

The statements of operations of the Joint Venture are summarized as follows:


                          Three Months Ended  Nine Months Ended
                             September 30,      September 30,
                            1997      1996      1997      1996
                           (in thousands)       (in thousands)

Revenue                   $ 620     $ 568    $ 1,361   $ 1,177
Costs and expenses         (449)     (495)    (1,113)   (1,235)
  Net income (loss)       $ 171     $  73    $   248   $   (58)


The Partnership realized equity income of approximately $102,000 and equity loss of approximately $24,000 in the Joint Venture for the nine months ended September 30, 1997 and 1996, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. The Joint Venture has recorded a liability of $199,000 for the costs of the clean-up. If the costs of the clean-up were to exceed the liability, funds from the property would be used to cover the excess. The contracts have been executed and field work is in process, with the expected completion date of field work to be sometime in 1998. The Managing General Partner is currently marketing the property for sale, however, there can be no assurances at this time regarding the outcome of such efforts.

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

NOTE E - SUBSEQUENT EVENT

In October 1997, the clubhouse and office at Fox Run Apartments were severely damaged due to a fire. No estimates have been received at this time for the costs to repair this area or the proceeds to be received from insurance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1997 and 1996:


                                                       Average
                                                      Occupancy
Property                                          1997         1996

Fox Run Apartments
  Plainsboro, New Jersey                           96%         95%

The Partnership incurred a net loss for the three and nine months ended September 30, 1997, of $149,000 and $472,000, respectively, versus a net loss for the three and nine months ended September 30, 1996, of $829,000 and $1,213,000, respectively. The decrease in net loss for the nine months ended September 30, 1997, as compared to the same period in 1996, is due to an increase in total revenues and a decrease in total expenses, partially offset by a casualty gain recognized in 1996.

Fox Run Apartments' increased rental income is the result of increased rental rates and a slight increase in occupancy for the three and nine months ended September 30, 1997, versus the three and nine months ended September 30, 1996. The increase in rental income for the nine months ended September 30, 1997, was partially offset by a decrease in other income, due to a decrease in lease cancellation fees and utility collections at Fox Run Apartments. In 1996, the property received a rebate from the electric company for retrofitting the exterior lighting. The decrease in general and administrative expenses for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, can be attributed to a decrease in professional fees. Maintenance expense has decreased at Fox Run Apartments due to extensive swimming pool repairs and exterior building improvements completed in 1996. Also, the severe winter of 1996 led to excessive snow removal costs. Interest expense decreased as a result of the lower interest rate achieved through the refinance of the debt secured by the Fox Run Apartments property in December 1996 (see "Note D").

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three and nine months ended September 30, 1997, the Partnership realized equity in income of the Joint Venture of approximately $70,000 and approximately $102,000, as compared to equity in income and loss of the Joint Venture of approximately $30,000 and approximately $24,000, respectively, for the three and nine months ended September 30, 1996. The improved performance of this property can be attributed to an increase in revenue. These revenue increases are the result of maintenance upgrades at the golf course that have improved the appearance of the property. The completion of these upgrades in 1996 led to a decrease in expenses for the nine months ended September 30, 1997.

During the second quarter of 1996, there were two separate fires at Fox Run Apartments. Sixteen units received extensive damage, while four were completely destroyed. At that time, the Managing General Partner estimated the casualty gain would approximate $170,000.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $32,000 of major repairs and maintenance mainly comprised of swimming pool repairs and window covering replacements relating to ongoing repairs at Fox Run Apartments. For the nine months ended September 30, 1996, included in maintenance expense is approximately $51,000 of major repairs and maintenance mainly comprised of swimming pool repairs, major landscaping and window covering replacements.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $470,000, as compared to approximately $959,000 at September 30, 1996. Net cash provided by operating activities decreased for the first nine months of 1997, as compared to the first nine months of 1996, primarily due to a lesser increase in other liabilities and a decrease in accounts payable, partially offset by the decrease in net loss, as discussed above. The large increase in other liabilities in 1996 is attributable to the default interest accrued on the AMIT debt that matured (see "Note D"). Payment of utility expenses, loan costs, past due insurance payments, and deferred liabilities from a casualty, all accrued for at December 31, 1996, attributed to the large decrease in accounts payable in 1997. Net cash used in investing activities decreased primarily due to a reduction in property improvements and replacements and a decrease in advances to the Joint Venture. The decrease in net cash used in financing activities is caused by a decrease in payments on mortgage notes payable as a result of the refinance (See "Note D") and the distribution to partners in 1996. The Managing General Partner paid a distribution in the form of a withholding tax imposed by the state of South Carolina on the taxable income of non-resident limited partners. This tax amounted to $24,000 during 1996. Additionally, loan costs were incurred in 1997 due to the refinance in 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $31,273,000 matures January 2002, at which time the property will either be sold or refinanced. Balloon payments due at maturity total $30,040,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, a property sale and the availability of cash reserves. Other than the aforementioned distribution in 1996, the Partnership has made no other distributions during the nine months ended September 30, 1997 or 1996, and the Managing General Partner does not anticipate that the Partnership will make a distribution in 1997.

                            PART II - OTHER INFORMATION



ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K:

      None filed during the quarter ended September 30, 1997.




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


                      Date: November 10, 1997