Form 10KSB
period 1997-12-31
ANGELES PARTNERS XI
filed 1998-03-26
CIK 702986

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

              For the transition period from                 to

                         Commission file number 0-11766

                              ANGELES PARTNERS XI
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State issuer's revenues for its most recent fiscal year.  $7,160,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available.
Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Partners XI (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated February 14, 1983, and amended on April 4, 1983 ("Agreement"). The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. The Elliott Accommodation Trust, the Elliott Family Partnership, Ltd. and ARC II/AREMCO Partners, Ltd., are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners".

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partners and the Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P., an affiliate of Insignia, provides day-to-day property management services to the investment property.

The business in which the Partnership is engaged is highly competitive. The investment property is located in Plainsboro, New Jersey and, accordingly, competes for rentals not only with similar projects in its immediate area, but with hundreds of similar projects throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

ITEM 2.  DESCRIPTION OF PROPERTY:

The following table sets forth the Partnership's investment in property:

                      Date of
Property              Purchase    Type of Ownership               Use

Fox Run Apartments     5/27/83   Fee ownership subject     Residential Rental
                                 to first and second           776 units
                                 mortgages

The Partnership also has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XII, both of which are California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. The property owned by the Joint Venture, as of December 31, 1997, is summarized as follows:

                                Date of
Property                        Purchase    Type of Ownership         Use

Princeton Meadows Golf Course   7/26/91  Fee ownership, subject    Golf Course
                                         to a first mortgage

Princeton Meadows Golf Course is accounted for by the Partnership on the equity method of accounting in accordance with its ownership percentage and is included in "Item 7. Financial Statements" on the balance sheet as an "Investment in joint venture".


SCHEDULE OF PROPERTY:
(dollar amounts in thousands)


                        Gross
                      Carrying    Accumulated                        Federal
Property                Value     Depreciation    Rate    Method    Tax Basis

Fox Run Apartments   $ 29,142     $  17,148     5-20 yrs   S/L       $ 8,421


See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                     Principal                                        Principal
                     Balance At                                        Balance
                    December 31, Interest      Period       Maturity    Due At
Property                1997       Rate      Amortized        Date     Maturity

Fox Run Apartments
1st mortgage        $  28,000      8.32%     27 years (1)    1/2002   $ 26,916
2nd mortgage            2,400     15.29%     15 years (1)    1/2002      2,192
3rd mortgage (2)          872     11.25%     30 years        1/2002        852

Total               $  31,272                                         $ 29,960


1) Interest only payments, until February 1999, at which time the monthly payment will be increased to include principal and interest.

2) Payable to Angeles Mortgage Investment Trust ("AMIT). This note is also collateralized by the Partnership's general partner interest in the Joint Venture.

Average annual rental rates and occupancy for 1997 and 1996 for the property:


                               Average Annual            Average Annual
                                Rental Rates                Occupancy
Property                     1997          1996         1997         1996

Fox Run Apartments      $9,212/unit   $8,919/unit        96%          95%



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

Real estate taxes and rates in 1997 were:
(dollar amounts in thousands)


                                 1997           1997
                                Billing         Rate

Fox Run Apartments           $    762           2.5%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                   PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 40,000 Limited Partnership Units during its offering period through February 1982, and currently has 39,637 Limited Partnership Units outstanding held by 3,996 Limited Partners of record. In 1996, the number of Limited Partnership Units decreased by 205 units due to Limited Partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

During 1996, the Managing General Partner paid a distribution in the form of a withholding tax imposed by the state of South Carolina on the taxable income of non-resident limited partners. There were no distributions made during 1997. Future distributions will be dependent on the levels of net cash generated from operations, refinancings, a property sale and the availability of cash reserves.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized a net loss of approximately $673,000 for the year ended December 31, 1997, as compared to net loss of approximately $1,320,000 for the year ended December 31, 1996. The decrease in net loss is due to an increase in rental income and a decrease in total expenses, partially offset by a gain on extinguishment of debt recognized in 1996.

Fox Run Apartments' increased rental income is the result of increased rental rates and a slight increase in occupancy for the year ended December 31, 1997, versus the year ended December 31, 1996. The increase in rental income was partially offset by a decrease in other income, due to a decrease in lease cancellation fees and utility collections at Fox Run Apartments. In 1996, the property received a rebate from the electric company for retrofitting the exterior lighting. The decrease in general and administrative expense is a result of the payment of a franchise tax by the Partnership upon the creation of a new lower tier entity as a result of the refinance in 1996 (see discussion below). Operating expense decreased at Fox Run Apartments due to extensive swimming pool repairs, parking lot repairs and exterior building improvements completed in 1996. Also the severe winter of 1996 led to excessive snow removal costs in 1996. Interest expense decreased as a result of the lower interest rate achieved through the refinance of the debt secured by Fox Run Apartments in December 1996.

As mentioned previously, the Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For 1997, the Partnership realized equity in income of the Joint Venture of approximately $38,000 versus equity in loss of the Joint Venture of approximately $62,000 in 1996 (see "Item 7." "Note B - Investment in Joint Venture"). The increased income for the year ended December 31, 1997, versus the year ended December 31, 1996, can be primarily attributed to an increase in revenue and a slight decrease in expenses. The revenues increase can be attributed to maintenance upgrades at the golf course that have improved the appearance of the property. The decrease in expense can be attributed to the use of leased equipment which has lowered repair and maintenance costs and the completion of landscaping and repairs that have improved the appeal of the golf course.

During the second quarter of 1996, there were two separate fires at Fox Run Apartments. Sixteen units received extensive damage, while four were completely destroyed. As a result of the fires, the Partnership recognized a casualty gain of approximately $25,000.

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. After receiving an advance of $50,000, the remaining insurance proceeds are estimated to be approximately $300,000. Total insurance proceeds are estimated to cover the cost of replacement of the assets.

In December 1996, the Partnership refinanced the mortgages and indebtedness encumbering its investment property. The total indebtedness refinanced was approximately $29,897,000. The new indebtedness in the principal amount of approximately $31,275,000 carries stated interest rates of 8.32% (1st mortgage), 15.29% (2nd mortgage), and 11.25% (3rd mortgage). The proceeds from the refinancing enabled the Partnership to pay off its previous 1st mortgage and its working capital loan from Angeles Acceptance Pool, L.P. (see "Note E" to the financial statements included in "Item 7."). In addition, the Partnership's previous indebtedness to AMIT of approximately $6,969,000, which had been in default due to non-payment upon maturity, was extinguished with the proceeds from the refinancing. The Partnership recognized a gain of approximately $646,000 upon extinguishment of debt, primarily due to debt forgiveness. Additionally, the Partnership capitalized loan costs of approximately $551,000 related to the refinancing.

Included in operating expense is approximately $36,000 of major repairs and maintenance comprised mainly of swimming pool repairs, window coverings and construction oversight costs related to the ongoing projects at Fox Run Apartments for the year ended December 31, 1997. Included in operating expense for the year ended December 31, 1996, is approximately $111,000 of major repairs and maintenance mainly comprised of parking lot repairs and swimming pool repairs.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $746,000 at December 31, 1997, versus approximately $662,000 at December 31, 1996. For the year ended December 31, 1997, there was an increase in net cash of approximately $84,000 compared to a decrease of approximately $208,000 for the year ended December 31, 1996. Net cash provided by operating activities increased for 1997, as compared to 1996, primarily due to the decrease in net loss, as described above, and an increase in other liabilities, offset by a decrease in accounts payable. The increase in other liabilities is attributable to an increase in accrued interest relating to the new mortgage indebtedness on Fox Run Apartments. A full month of interest is accrued at December 31, 1997, whereas only nine days interest is accrued at December 31, 1996 as the refinancing closed on December 23, 1996. Payment of utility expenses, loan costs, past due insurance payments, and deferred liabilities from a casualty, all accrued for at December 31, 1996, attributed to the large decrease in accounts payable in 1997. Net cash used in investing activities decreased primarily due to a reduction in property improvements and replacements and a decrease in advances to the Joint Venture. Net cash used in financing activities for the year ended December 31, 1997, was minimal, as compared to net cash provided by financing activities for the year ended December 31, 1996, resulting from the proceeds received from the refinance of the mortgage encumbering Fox Run Apartments in 1996, net of repayment of the existing indebtedness and loan costs of the new indebtedness. The refinance also resulted in a decrease in payments on mortgage notes payable as the first and second mortgages require payments of interest only until February 1999. During 1996, the Managing General Partner paid a distribution in the form of a withholding tax imposed by the state of South Carolina on the taxable income of non-resident limited partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,272,000 matures January 2002, at which time the property will either be sold or refinanced. Balloon payments due at maturity total approximately $29,960,000. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, a property sale and the availability of cash reserves. Other than the aforementioned distribution in 1996, the Partnership has made no other distributions during the years ended December 31, 1997 or 1996. The Managing General Partner is evaluating the feasibility of a distribution in 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS

ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS


  Report of Ernst & Young, LLP, Independent Auditors

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and
  1996

  Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
  1996

  Notes to Consolidated Financial Statements





              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI

We have audited the accompanying balance sheet of Angeles Partners XI at December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                     /S/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 1998,
except for Note H, as to which the date is March 17, 1998



                              ANGELES PARTNERS XI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
 Cash and cash equivalents                                       $    746
 Receivables and deposits                                             859
 Other assets                                                         473
 Investment in, and advances of $164 to,
  joint venture (Note B)                                              201
 Investment property (Notes C and F):
    Land                                          $  3,998
    Buildings and related personal property         25,144
                                                    29,142
    Less accumulated depreciation                  (17,148)        11,994

                                                                 $ 14,273

Liabilities and Partners' Deficit
Liabilities
 Accounts payable                                                $    115
 Due to affiliates (Note E)                                           470
 Tenant security deposits                                             541
 Other liabilities                                                    433
 Notes payable, (Notes C, E and F)                                 31,272

Partners' Deficit
 General partners                                 $   (501)
 Limited partners (39,637 units
  issued and outstanding)                          (18,057)       (18,558)

                                                                 $ 14,273

          See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                     Years Ended December 31,
                                                       1997           1996
Revenues:
  Rental income                                    $   6,877      $   6,598
  Other income                                           283            342
  Casualty gain (Note H)                                  --             25
    Total revenues                                     7,160          6,965

Expenses:
  Operating                                            2,497          2,595
  General and administrative                             179            343
  Depreciation                                         1,516          1,511
  Interest                                             2,917          3,703
  Property taxes                                         762            717
    Total expenses                                     7,871          8,869

Equity in income (loss) of joint venture (Note B)         38            (62)

Loss before extraordinary item                          (673)        (1,966)
Extraordinary item-gain on extinguishment of
    debt (Note C)                                         --            646

    Net loss                                       $    (673)     $  (1,320)

Net loss allocated to general partners (1%)        $      (7)     $     (13)

Net loss allocated to limited partners (99%)            (666)        (1,307)

    Net loss                                       $    (673)     $  (1,320)

Per limited partnership unit:
Loss before extraordinary item                     $  (16.81)     $  (48.85)
Extraordinary item                                        --          16.05

    Net loss                                       $  (16.81)     $  (32.80)

          See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XI
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General    Limited
                                  Units     Partners    Partners    Total

Original capital contributions   40,000    $      30  $   40,000  $  40,030

Partners' deficit at
  December 31, 1995              39,842    $    (481) $  (16,060) $ (16,541)

Distributions to partners            --           --         (24)       (24)

Net loss for the year
  ended December 31, 1996            --          (13)     (1,307)    (1,320)

Abandonment of limited
  Partnership units (Note G)       (205)          --          --         --

Partners' deficit at
  December 31, 1996              39,637         (494)    (17,391)   (17,885)

Net loss for the year
  ended December 31, 1997            --           (7)       (666)      (673)

Partners' deficit at
  December 31, 1997              39,637    $    (501) $  (18,057) $ (18,558)

           See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Years Ended December 31,
                                                               1997       1996
Cash flows from operating activities:
  Net loss                                                 $   (673)   $ (1,320)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Equity in (income) loss of joint venture                    (38)         62
    Depreciation                                              1,516       1,511
    Amortization of loan costs                                  122          42
    Extraordinary item - gain on extinguishment of debt          --        (646)
    Casualty gain                                                --         (25)
  Change in accounts:
    Receivables and deposits                                     16         (87)
    Other assets                                                (21)         (6)
    Accounts payable                                           (518)        411
    Tenant security deposit liabilities                          30          11
    Due to affiliates                                           (28)        148
    Other liabilities                                            88        (106)

      Net cash provided by (used in) operating activities       494          (5)

Cash flows from investing activities:
    Property improvements and replacements                     (438)       (533)
    Advances to joint venture                                    (7)       (118)
    Withdrawals from restricted escrows                          --          75
    Net proceeds from casualty                                   50          --

      Net cash used in investing activities                    (395)       (576)

Cash flows from financing activities:
    Proceeds of mortgage notes payable                           --      31,275
    Repayments of mortgage notes payable                         --     (29,897)
    Payments on mortgage notes payable                           (3)       (381)
    Loan costs paid                                             (12)       (600)
    Distributions to partners                                    --         (24)

      Net cash (used in) provided by financing activities       (15)        373

Increase (decrease) in cash and cash equivalents                 84        (208)
Cash and cash equivalents at beginning of period                662         870
Cash and cash equivalents at end of period                 $    746    $    662
Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $  2,631    $  3,826
    Interest transferred to mortgage notes payable         $     --    $     50

At December 31, 1996, in connection with fires at Fox Run Apartments, accounts receivable and accounts payable were adjusted by $139,000 and $114,000, respectively, for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS XI
                   Notes to Consolidated Financial Statements
                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners XI (the "Partnership" or "Registrant") is a California limited partnership organized on February 14, 1983, to acquire and operate residential and commercial real estate properties. The Partnership's Managing General Partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. The Elliott Accommodation Trust, the Elliott Family Partnership, Ltd. and ARC II/AREMCO Partners, Ltd. are the Non-Managing General Partners. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners". As of December 31, 1997, the Partnership operates one residential property located in Plainsboro, New Jersey.

Principles of Consolidation: The Partnership's financial statements include the accounts of Fox Run AP XI, L.P., and Fox Run GP, L.P., of which the Partnership owns 99% limited partnership interests. The Partnership may remove the General Partner of Fox Run AP XI, L.P. and Fox Run GP, L.P.; therefore, these partnerships are controlled and consolidated by the Partnership. All interpartnership balances have been eliminated.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on its rental payments.

Loan Costs: Loan costs of approximately $564,000 at December 31, 1997, are included in other assets on the balance sheet and are being amortized on a straight-line basis over the life of the loan. Accumulated amortization of approximately $122,000 at December 31, 1997, is also included in other assets.

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

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1997 or 1996.

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

Upon the sale or other disposition, or refinancing, of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the Partners in proportion to their Original Capital Investment applicable to the property; (ii) Second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution; (iii) Third, to the Managing General Partner until it has received an amount equal to the difference between (a) 3% of the Aggregate Disposition Prices (as defined in the Partnership Agreement) of all properties and investments sold or otherwise disposed of, or refinanced by the Partnership, on a cumulative basis and (b) all distributions previously received by the Managing General Partner pursuant to this clause; (iv) Fourth, to the Partners until the Limited Partners have received distributions from all sources equal to an additional cumulative return of 4% per annum on their Adjusted Capital Investment; and (v) Thereafter, 85% to the Limited Partners and Non-Managing General Partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying value.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1997, is as follows (in thousands):

Assets
Cash                                   $   167
Other assets                               175
Investment property, net                 2,011
  Total                                $ 2,353

Liabilities and Partners' Capital
Note payable to AMIT, (Note E)        $ 1,567
Other liabilities                         693
Partners' capital                          93
 Total                                $ 2,353

The condensed statements of operations of the Joint Venture for the years ended December 31, 1997 and 1996, are summarized as follows:


                                     Years Ended
                                     December 31,
                                    (in thousands)
                                 1997           1996

Revenue                      $   1,628      $   1,417
Costs and expenses              (1,535)        (1,567)

Net income (loss)            $      93      $    (150)

The Partnership realized equity income of approximately $38,000 and equity loss of approximately $62,000 in the Joint Venture for the years ended December 31, 1997 and 1996, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. For the year ended December 31, 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At December 31, 1997, the balance in the liability for clean-up costs is $60,000. Funds from the property will be used to cover this excess.

NOTE C -  NOTES PAYABLE

The principle terms of notes payable are as follows (dollar amounts in thousands):

                          Monthly                           Principal     Principal
                          Payment      Stated                Balance      Balance At
                         Including    Interest   Maturity     Due At     December 31,
Property                  Interest      Rate       Date      Maturity        1997
Fox Run Apartments
   1st mortgage         $  194 (1)      8.32%     1/2002   $ 26,916      $  28,000
   2nd mortgage             31 (1)     15.29%     1/2002      2,192          2,400
   3rd mortgage              8 (2)     11.25%     1/2002        852            872

Totals                  $  233                             $ 29,960      $  31,272

(1) Interest only payments, until February 1999, at which time the monthly payment will be increased to include principal and interest.

(2) Payable to Angeles Mortgage Investment Trust ("AMIT"). This note is also collateralized by the Partnership's general partnership interest in the Joint Venture.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment property and by pledge of revenues from the rental property. The notes impose prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


                 1998                  $      4
                 1999                       373
                 2000                       445
                 2001                       490
                 2002                    29,960
                                       $ 31,272

In December 1996, the Partnership refinanced the mortgages and indebtedness encumbering its investment property. The total indebtedness refinanced was approximately $29,897,000. The new indebtedness in the principal amount of approximately $31,275,000 carries stated interest rates of 8.32% (1st mortgage), 15.29% (2nd mortgage), and 11.25% (3rd mortgage). The proceeds from the refinancing enabled the Partnership to pay off its previous first mortgage and its working capital loan from Angeles Acceptance Pool, L.P. (see "Note E"). In addition, the Partnership's previous indebtedness to AMIT of approximately $6,969,000 which had been in default due to non-payment upon maturity, was extinguished with the proceeds from the refinancing. The Partnership recognized a gain of approximately $646,000 upon extinguishment of debt, primarily due to debt forgiveness. The Partnership capitalized loan costs of approximately $551,000 related to the refinancing.

NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss:


                                               1997              1996
                                           (in thousands, except unit data)

Net loss as reported                        $  (673)         $ (1,320)
Add (deduct)
Depreciation differences                        134               154
Unearned income                                  60                10
Miscellaneous                                    (4)               (6)

Federal taxable (loss) income               $  (483)         $ (1,162)

Federal taxable (loss) income
per limited partnership unit                $ 12.06          $ (29.02)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


               Net liabilities as reported               $ (18,558)
               Land and buildings                            2,848
               Accumulated depreciation                     (6,421)
               Syndication and distribution costs            5,261
               Other                                           740

               Net deficiency - Federal tax basis        $ (16,130)

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates in 1997 and in 1996 were paid or accrued:


                                                         1997         1996
                                                          (in thousands)

Property management fees (included in
  operating expenses)                                  $  352       $  346

Reimbursement for services of affiliates
 (total of $470 and $498 accrued at
 December 31, 1997 and 1996, respectively)
 (included in operating and general and
 administrative expenses and investment property)         145          148

Included in reimbursements for services of affiliates at December 31, 1997, and 1996 is approximately $14,000 and $26,000, respectively, in reimbursements for construction oversight costs.

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

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At December 31, 1997, the amount of advances receivable from the Joint Venture was approximately $164,000.

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

This working capital loan funded the Partnership's operating deficits in prior years. This loan, the principal and accrued interest which totaled approximately $1,996,000, was extinguished with proceeds from the refinancing of the Partnership's investment property in December 1996 (See "Note C"). Total debt and accrued interest forgiven was approximately $296,000. Total interest expense for this loan was approximately $145,000 for the year ended December 31, 1996.

AMIT held notes receivable from the Partnership of approximately $6,969,000 plus related accrued interest. This indebtedness was extinguished when the Partnership's investment property was refinanced in December 1996 (See "Note C"). As a result of the refinance, AMIT forgave approximately $398,000 of debt and accrued interest. Concurrent with the refinancing, the Partnership borrowed $875,000 from AMIT, which is secured by the Fox Run Apartments and the Partnership's general partner interest in the Joint Venture. Total interest expense to AMIT was approximately $98,000 and $1,522,000 for the years ended December 31, 1997 and 1996, respectively. In addition, AMIT holds a note receivable from the Joint Venture in the amount of $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense incurred by the Joint Venture was approximately $196,000 and $200,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE F - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION


                                           Initial Cost
                                          To Partnership
                                          (in thousands)

                                                                      Cost
                                                     Buildings     Capitalized
                                                    and Related     (Removed)
                                                      Personal    Subsequent to
Description              Encumbrances     Land        Property     Acquisition

Fox Run Apartments       $ 30,400     $  3,998      $  20,990      $  4,154
Angeles Partners XI           872           --             --            --

Totals                   $ 31,272     $  3,998      $  20,990      $  4,154


                     Gross Amount At Which Carried
                         At December 31, 1997
                            (in thousands)

                             Buildings
                            And Related
                              Personal           Accumulated    Date   Depreciable
Description          Land     Property    Total  Depreciation Acquired  Life-Years
Fox Run Apartments  $ 3,998  $  25,144  $ 29,142 $  17,148    5/27/83      5-20

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Property and Accumulated Depreciation":


                                           Years Ended December 31,
                                             1997            1996
                                                (in thousands)
Investment Property

Balance at beginning of year            $   28,928      $   28,395
Property improvements                          438             533
Disposition                                   (224)             --

Balance at end of year                  $   29,142      $   28,928

Accumulated Depreciation

Balance at beginning of year            $   15,795      $   14,284
Additions charged to expense                 1,516           1,511
Disposition                                   (163)             --

Balance at end of year                  $   17,148      $   15,795

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997 and 1996, is $31,990,000 and $31,635,000, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $23,569,000 and $22,186,000, respectively.

NOTE G - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 205 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of the net income or loss for that entire year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE H - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The names of the directors and executive officers of ARC II their ages and the nature of all positions with ARC II presently held by them are as follows:


     Name                                Age               Position

Carroll D. Vinson                        57                President and
                                                           Director

Robert D. Long, Jr.                      30                Vice President and
                                                           Chief Accounting
                                                           Officer

William H. Jarrard, Jr.                  51                Vice President

Daniel M. LeBey                          32                Secretary

Kelley M. Buechler                       40                Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the Managing General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the Managing General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since December 1992 and Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12." below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates in 1997 and in 1996 were paid or accrued:


                                                         1997         1996
                                                           (in thousands)

Property management fees                               $  352       $  346

Reimbursement for services of affiliates
 (Total of $470 and $498 accrued at
 December 31, 1997 and 1996, respectively)                145          148


Included in reimbursements for services of affiliates at December 31, 1997, and 1996 is approximately $14,000 and $26,000, respectively, in reimbursements for construction oversight costs.

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

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At December 31, 1997, the amount of advances receivable from the Joint Venture was approximately $164,000.

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by ACII. Angeles is the 99% limited partner of AAP and AAD, an affiliate of the Managing General Partner, was, until April 14, 1995, the 1% General Partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the Managing General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

This working capital loan funded the Partnership's operating deficits in prior years. This loan, the principal and accrued interest which totaled approximately $1,996,000, was extinguished with proceeds from the refinancing of the Partnership's investment property in December 1996 (See "Note C" to the financial statements included in "Item 7."). Total debt and accrued interest forgiven was approximately $296,000. Total interest expense for this loan was approximately $145,000 for the year ended December 31, 1996.

AMIT held notes receivable from the Partnership of approximately $6,969,000 plus related accrued interest. This indebtedness was extinguished when the Partnership's investment property was refinanced in December 1996 (See "Note C" to the financial statements included in "Item 7."). As a result of the refinance, AMIT forgave $398,000 of debt and accrued interest. Concurrent with the refinancing, the Partnership borrowed $875,000 from AMIT, which is secured by the Fox Run Apartments and the Partnership's general partner interest in the Joint Venture. Total interest expense to AMIT was approximately $98,000 and $1,522,000 for the years ended December 31, 1997 and 1996, respectively. In addition, AMIT holds a note receivable from the Joint Venture in the amount of approximately $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense was approximately $196,000 and $200,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A share for every 49 Class B shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B shares is also entitled to vote on the same basis as the holders of Class A shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), and in connection with that merger, MAE GP dividended all of the Class B shares to its sole stockholder, Metropolitan Asset enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A share and Class B share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.



                                      PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index in this report.

(b) Reports on Form 8-K:

    None filed during the fourth quarter of 1997.



                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ANGELES PARTNERS XI
                                (A California Limited Partnership)
                                (Registrant)


                          By:   Angeles Realty Corporation II
                                Managing General Partner


                          By:   /s/Carroll D. Vinson
                                Carroll D. Vinson
                                President and Director


                          Date: March 26, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Carroll D. Vinson         President and Director
Carroll D. Vinson



Date:  March 26, 1998




/s/Robert D. Long, Jr.       Vice President and Chief
Robert D. Long, Jr.          Accounting Officer




Date:  March 26, 1998






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