Form 10QSB
period 1998-03-31
ANGELES PARTNERS XI
filed 1998-05-11
CIK 702986

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


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from .........to.........

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
                        (in thousands, except unit data)

                                 March 31, 1998

Assets
  Cash and cash equivalents                                              $   1,067
  Receivables and deposits                                                     800
  Other assets                                                                 426
  Investment in, and advances of $164 to, Joint Venture                        154
  Investment properties:
    Land                                                    $   3,998
    Buildings and related personal property                    25,235
                                                               29,233
    Less accumulated depreciation                             (17,522)      11,711
                                                                         $  14,158

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                       $      35
  Due to affiliates                                                            470
  Tenant security deposit liabilities                                          528
  Other liabilities                                                            421
  Notes payable                                                             31,271
Partners' Deficit
  General partners                                          $    (501)
  Limited partners (39,637 units
    issued and outstanding)                                   (18,066)     (18,567)
                                                                         $  14,158

          See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                         Three Months Ended
                                                              March 31,
                                                        1998            1997
Revenues:
  Rental income                                     $    1,761     $    1,663
  Other income                                              90             62
   Total revenues                                        1,851          1,725

Expenses:
  Operating                                                467            575
  General and administrative                                44             40
  Depreciation                                             374            373
  Interest                                                 727            726
  Property taxes                                           201            179
   Total expenses                                        1,813          1,893

Equity in loss of Joint Venture                            (47)           (44)

      Net loss                                      $       (9)    $     (212)

Net loss allocated to general partners (1%)         $      (--)    $       (2)

Net loss allocated to limited partners (99%)                (9)          (210)

      Net loss                                      $       (9)    $     (212)

Net loss per limited partnership unit               $     (.23)    $    (5.30)



          See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS XI
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership  General       Limited
                                      Units     Partners      Partners         Total
Original capital contributions        40,000    $      30    $    40,000    $    40,030

Partners' deficit at
   December 31, 1997                  39,637    $    (501)   $   (18,057)   $   (18,558)

Net loss for the three months
   ended March 31, 1998                   --           --             (9)            (9)

Partners' deficit at
   March 31, 1998                     39,637    $    (501)   $   (18,066)   $   (18,567)

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                    March 31,
                                                              1998            1997
  Cash flows from operating activities:
  Net loss                                                 $      (9)     $    (212)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Equity in loss of Joint Venture                               47             44
    Depreciation                                                 374            373
    Amortization of loan costs                                    28             27
    Casualty gain                                                (28)            --
  Change in accounts:
    Receivables and deposits                                       1             20
    Other assets                                                  19             (3)
    Accounts payable                                             (52)          (390)
    Tenant security deposit liabilities                          (13)            28
    Due to affiliates                                             --             30
    Other liabilities                                            (12)           174

      Net cash provided by operating activities                  355             91

  Cash flows from investing activities:
    Property improvements and replacements                       (91)          (107)
    Advances to Joint Venture                                     --             (7)
    Insurance proceeds received related to casualty               58             --

      Net cash used in investing activities                      (33)          (114)

  Cash flows from financing activities:
    Loan costs                                                    --            (11)
    Payment on mortgage notes payable                             (1)            --

      Net cash used in financing activities                       (1)           (11)

  Net increase (decrease) in cash and cash equivalents           321            (34)

  Cash and cash equivalents at beginning of period               746            662

  Cash and cash equivalents at end of period               $   1,067      $     628

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $     699      $     535

          See Accompanying Notes to Consolidated Financial Statements

e)
                              ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Managing General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The following expenses owed to the Managing General Partner and affiliates for the three months ended March 31, 1998 and 1997 were paid or accrued:


                                                         1998         1997
                                                           (in thousands)
Property management fees (included in
  operating expenses)                                  $   91       $   86

Reimbursement for services of affiliates
 (included in general and administrative
 expenses and investment property)                         39           33

Due to affiliates                                         470          518

Included in reimbursements for services of affiliates at March 31, 1998 and 1997 is approximately $7,000 and $4,000, respectively, in reimbursements for construction oversight costs.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

The Partnership may make advances to the Princeton Meadows Golf Course Joint Venture (the "Joint Venture") as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At March 31, 1998, the amount of advances receivable from the Joint Venture was approximately $164,000.

Concurrent with the refinancing of Fox Run Apartments in December 1996, the Partnership borrowed $875,000 from Angeles Mortgage Investment Trust ("AMIT"), which is secured by the Fox Run Apartments and the Partnership's general partner interest in the Joint Venture. Total interest expense to AMIT was approximately $25,000 and $24,000 for the three months ended March 31, 1998 and 1997, respectively. In addition, AMIT holds a note receivable from the Joint Venture in the amount of $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense incurred by the Joint Venture was approximately $49,000 for both the three months ended March 31, 1998 and 1997.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the Managing General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at March 31, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

Condensed balance sheet information of the Joint Venture at March 31, 1998 is as follows (in thousands):


           Assets
           Cash                                    $      211
           Other assets                                   180
           Investment property, net                     1,999
             Total                                 $    2,390

           Liabilities and Partners' Deficit
           Notes payable to AMIT                   $    1,567
           Other liabilities                              836
           Partners' deficit                              (13)
             Total                                 $    2,390


The condensed statements of operations of the Joint Venture for the three months ended March 31, 1998 and 1997, are summarized as follows:


                                   Three Months Ended
                                     (in thousands)
                                  1998           1997

      Revenues                 $     203      $     196
      Costs and expenses            (317)          (302)

         Net income (loss)     $    (114)     $    (106)


The Partnership realized equity loss of approximately $47,000 and $44,000 in the Joint Venture for the three months ended March 31, 1998, and 1997, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. Subsequently, in 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At March 31, 1998, the balance in the liability for clean-up costs is $55,000. Funds from the property will be used to cover this excess.

NOTE D - CASUALTY

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. After receiving an advance of $50,000, the remaining insurance proceeds are estimated to be approximately $300,000. Total insurance proceeds are estimated to cover the cost of replacement of the assets.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1998 and 1997:


                                       Average
                                      Occupancy
                                  1998          1997

Fox Run Apartments
  Plainsboro, New Jersey           97%          93%

The Managing General Partner attributes the increase in occupancy at Fox Run Apartments to the improvement of the market in the Plainsboro area.

The Partnership incurred a net loss of approximately $9,000 for the three months ended March 31, 1998, as compared to a net loss of approximately $212,000 for the three months ended March 31, 1997. The decrease in the net loss is due to an increase in total revenues and a decrease in operating expenses.

Fox Run Apartments' increased rental income is the result of an increase in average occupancy along with an increase in rental rates for the three months ended March 31, 1998, versus the three months ended March 31, 1997. In addition, the increase in other income is a result of corporate unit income increasing due to an increase in the number of corporate units available at Fox Run Apartments. The income associated with operating these units is higher because they are fully furnished and utilities are included. Other income also includes an increase in lease cancellation fees for the current period over 1997. Operating expense decreased primarily due to a decrease in maintenance expense at Fox Run Apartments. Much of the maintenance work is currently being done less expensively by in-house personnel rather than outside contractors. Also, less interior painting was done at Fox Run Apartments during the first quarter of 1998 as compared to the first quarter of 1997 due to fewer tenants vacating their units. The decrease in operating expenses was partially offset by an increase in tax expense due to an increase in tax rates at Fox Run Apartments.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three months ended March 31, 1998, and March 31, 1997, the Partnership realized equity in loss of the Joint Venture of approximately $47,000 and $44,000, respectively. The increase in net loss is attributable to an increase in maintenance expense as a result of a pond rebuilding project. This was partially offset by an increase in revenue which can be attributed to maintenance upgrades at the golf course which have improved the appearance of the property.

Included in operating expense for the three months ended March 31, 1998, is approximately $2,000 of major repairs and maintenance mainly comprised of window covering replacements. For the three months ended March 31, 1997, included in operating expense is approximately $6,000 of major repairs and maintenance mainly comprised of construction oversight costs and window covering replacements.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment at its investment property to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,067,000 as compared to approximately $628,000 at March 31, 1997. Cash and cash equivalents increased by approximately $321,000 and decreased by approximately $34,000 for the three month periods ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities increased for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, due to a decrease in net loss, as previously explained, along with a much smaller decrease in accounts payable. Payment of utility expenses, loan costs, past due insurance premiums, and deferred liabilities from a casualty, all accrued for at December 31, 1996, contributed to the large decrease in accounts payable for the three months ended March 31, 1997. These changes were partially offset by a decrease in other liabilities. The increase in other liabilities for the quarter ended March 31, 1997, was primarily due to an increase in accrued interest relating to the new mortgage indebtedness on Fox Run Apartments. A full month of interest is accrued at March 31, 1997, whereas only nine days of interest was accrued at December 31, 1996, as the refinancing closed on December 23, 1996. Net cash used in investing activities decreased due to a decrease in property improvements and replacements along with the recognition in 1998 of insurance proceeds received from the fire at Fox Run Apartments (see Note D). The decrease in cash used in financing activities is due to loan costs incurred in 1997 relating to the refinancing of the indebtedness at Fox Run Apartments in December 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,271,000 matures January 2002, at which time the property will either be sold or refinanced. Balloon payments due at maturity total approximately $29,960,000. There were no cash distributions during the three months ended March 31, 1998, or March 31, 1997. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, a property sale and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

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

       b) Reports on Form 8-K:

          None filed during the three months ended March 31, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ANGELES PARTNERS XI

                           By:   Angeles Realty Corporation II
                                 Managing General Partner


                           By:   /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President/Director


                           By:   /s/Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President/CAO

                           Date: May 11, 1998