Form 10QSB
period 1998-06-30
ANGELES PARTNERS XI
filed 1998-08-06
CIK 702986

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


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
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                            $  1,424
  Receivables and deposits                                                  969
  Other assets                                                              398
  Investment in, and advances of $164 to, Joint Venture                     227
  Investment property:
    Land                                                    $  3,998
    Buildings and related personal property                   25,286
                                                              29,284
    Less accumulated depreciation                            (17,896)    11,388
                                                                       $ 14,406

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                     $      7
  Due to affiliates                                                         470
  Tenant security deposit liabilities                                       542
  Other liabilities                                                         448
  Notes payable                                                          31,270
Partners' Deficit
  General partners                                          $   (499)
  Limited partners (39,637 units
    issued and outstanding)                                  (17,832)   (18,331)
                                                                       $ 14,406

          See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                          1998      1997      1998      1997
Revenues:
  Rental income                         $ 1,792   $ 1,734   $ 3,553   $ 3,397
  Other income                               95        71       185       133
  Casualty gain                             346        --       346        --
   Total revenues                         2,233     1,805     4,084     3,530

Expenses:
  Operating                                 715       666     1,182     1,241
  General and administrative                 53        42        97        82
  Depreciation                              374       377       748       750
  Interest                                  727       727     1,454     1,453
  Property taxes                            201       180       402       359
   Total expenses                         2,070     1,992     3,883     3,885

Equity in income of Joint Venture            73        76        26        32

      Net income (loss)                 $   236   $  (111)  $   227   $  (323)

Net income (loss) allocated to general  $     2   $    (1)  $     2   $    (3)
  partners (1%)
Net income (loss) allocated to limited      234      (110)      225      (320)
  partners (99%)

      Net income (loss)                 $   236   $  (111)  $   227   $  (323)

Net income (loss) per limited
   partnership unit                     $  5.90   $ (2.77)  $  5.68   $ (8.07)

          See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS XI
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership    General     Limited
                                    Units      Partners    Partners      Total
Original capital contributions     40,000       $   30      $ 40,000    $ 40,030

Partners' deficit at
   December 31, 1997               39,637       $ (501)     $(18,057)   $(18,558)

Net income for the six months
   ended June 30, 1998                --             2           225         227

Partners' deficit at
   June 30, 1998                   39,637       $ (499)     $(17,832)   $(18,331)

          See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                                 June 30,
                                                             1998       1997
  Cash flows from operating activities:
  Net income (loss)                                         $  227    $ (323)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Equity in income of Joint Venture                          (26)      (32)
    Depreciation                                               748       750
    Amortization of loan costs                                  56        56
    Casualty gain                                             (346)       --
  Change in accounts:
    Receivables and deposits                                   (37)       14
    Other assets                                                19        (1)
    Accounts payable                                           (65)     (540)
    Tenant security deposit liabilities                          1        37
    Due to affiliates                                           --        30
    Other liabilities                                           15        97

      Net cash provided by operating activities                592        88

  Cash flows from investing activities:
    Property improvements and replacements                    (142)     (199)
    Advances to Joint Venture                                   --        (7)
    Insurance proceeds received related to casualty            230        --

      Net cash provided by (used in) investing activities       88      (206)

  Cash flows from financing activities:
    Loan costs                                                  --       (12)
    Payment on mortgage notes payable                           (2)       (2)

      Net cash used in financing activities                     (2)      (14)

  Net increase (decrease) in cash and cash equivalents         678      (132)

  Cash and cash equivalents at beginning of period             746       662

  Cash and cash equivalents at end of period                $1,424    $  530

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $1,397    $1,233

Supplemental disclosure of non-cash activity:

  At June 30, 1998, in connection with a fire at Fox Run Apartments, accounts payable was adjusted by approximately $43,000 and accounts receivable was adjusted by approximately $297,000 for non-cash activity.

          See Accompanying Notes to Consolidated Financial Statements

e)
                              ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

The following expenses owed to the Managing General Partner and affiliates for the six months ended June 30, 1998 and 1997 were paid or accrued:


                                                       1998         1997
                                                         (in thousands)

Property management fees (included in
  operating expenses)                                  $184         $174

Reimbursement for services of affiliates
 (included in general and administrative
 expenses)                                               65           61

Due to affiliates                                       470          528

Construction oversight costs, included in operating expense and investment property, were approximately $8,000 and $7,000 for the periods ended June 30, 1998 and June 30, 1997, respectively.

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

The Partnership may make advances to the Princeton Meadows Golf Course Joint Venture (the "Joint Venture") as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At June 30, 1998, the amount of advances receivable from the Joint Venture was approximately $164,000.

Concurrent with the refinancing of Fox Run Apartments in December 1996, the Partnership borrowed $875,000 from Angeles Mortgage Investment Trust ("AMIT"), which is secured by the Fox Run Apartments and the Partnership's general partner interest in the Joint Venture. Total interest expense to AMIT was approximately $49,000 for both the six months ended June 30, 1998 and 1997. In addition, AMIT holds a note receivable from the Joint Venture in the amount of $1,567,000, which is secured by the Joint Venture's sole investment property known as the Princeton Meadows Golf Course. Total interest expense incurred by the Joint Venture was approximately $98,000 for both the six months ended June 30, 1998 and 1997.

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

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.


NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 41.1% interest in the Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

Condensed balance sheet information of the Joint Venture at June 30, 1998, is as follows (in thousands):

Assets
Cash                                   $   292
Other assets                               282
Investment property, net                 2,042
  Total                                $ 2,616

Liabilities and Partners' Capital
Note payable to AMIT                   $ 1,567
Other liabilities                          897
Partners' capital                          152
  Total                                $ 2,616

The condensed statements of operations of the Joint Venture for the three and six months ended June 30, 1998 and 1997, are summarized as follows:


                          Three Months Ended     Six Months Ended
                               June 30,              June 30,
                           1998       1997       1998       1997
                           (in thousands)        (in thousands)

Revenues                  $  541     $  545     $  744     $  741
Costs and expenses          (364)      (362)      (681)      (664)

   Net income             $  177     $  183     $   63     $   77


The Partnership realized equity income of approximately $26,000 and $32,000 in the Joint Venture for the six months ended June 30, 1998, and 1997, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. Subsequently, in 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At June 30, 1998, the balance in the liability for clean-up costs is $54,000. Funds from the property will be used to cover this excess.

NOTE D - CASUALTY

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. In prior years, a gain was recognized only to the extent of the loss recognized due to the write-off of assets. Total insurance proceeds have now been received and are estimated to cover the cost of replacement of the assets. A casualty gain of approximately $346,000 resulting from the receipt of these insurance proceeds was recognized during the six months ended June 30, 1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consist of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 1998 and 1997:


                                      Average
                                     Occupancy
                                  1998         1997

Fox Run Apartments
  Plainsboro, New Jersey          97%           95%

The Partnership incurred net income of approximately $236,000 and $227,000 for the three and six months ended June 30, 1998, as compared to net losses of approximately $111,000 and $323,000 for the three and six months ended June 30, 1997. The increase in net income is due to an increase in rental income, other income and the recognition of a casualty gain for the six months ended June 30, 1998.

Fox Run Apartments' increased rental income is the result of an increase in average occupancy along with an increase in rental rates for the six months ended June 30, 1998, versus the six months ended June 30, 1997. In addition, the increase in other income is a result of corporate unit income increasing due to an increase in the number of corporate units available at Fox Run Apartments. The income associated with operating these units is higher because they are fully furnished and utilities are included. Other income also includes an increase in lease cancellation fees for the current period over 1997. While total expenses for the six months ended June 30, 1998, remained relatively consistent with the six months ended June 30, 1997, operating expense decreased primarily due to a decrease in maintenance expense at Fox Run Apartments. This can be attributed to the fact that much of the maintenance work is currently being done less expensively by in-house personnel rather than outside contractors. Also, less interior painting was done at Fox Run Apartments during the period ended June 30, 1998 as compared to the period ended June 30, 1997 due to fewer tenants vacating their units. The decrease in operating expenses was partially offset by an increase in tax expense due to an increase in tax rates at Fox Run Apartments.

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. In prior years, a gain was recognized only to the extent of the loss recognized due to the write-off of assets. Total insurance proceeds have now been received and are estimated to cover the cost of replacement of the assets. A casualty gain of approximately $346,000 resulting from the receipt of these insurance proceeds was recognized during the six months ended June 30, 1998.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three and six months ended June 30, 1998, the Partnership realized equity in income of the Joint Venture of approximately $73,000 and $26,000, respectively, as compared to equity in income of the Joint Venture of approximately $76,000 and $32,000 for the three and six months ended June 30, 1997.

Included in operating expense for the six months ended June 30, 1998, is approximately $24,000 of major repairs and maintenance mainly comprised of major landscaping and window covering replacements. For the six months ended June 30, 1997, included in operating expense is approximately $23,000 of major repairs and maintenance mainly comprised of construction oversight costs relating to repairs ongoing at Fox Run Apartments during 1997, window covering replacements, and swimming pool repairs.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $1,424,000 as compared to approximately $530,000 at June 30, 1997. Cash and cash equivalents increased by approximately $678,000 and decreased by approximately $132,000 for the six month periods ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities increased for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, due to an increase in net income, as previously explained, along with a lesser decrease in accounts payable. Payment of utility expenses, loan costs, past due insurance premiums, and deferred liabilities from a casualty, all accrued for at December 31, 1996, contributed to the large decrease in accounts payable for the six months ended June 30, 1997. Net cash provided by investing activities increased primarily due to the recognition of insurance proceeds received as a result of the casualties at Fox Run Apartments (see Note D). Also, there was a decrease in cash used for property improvements during the six months ended June 30, 1998. The decrease in cash used in financing activities is due to loan costs incurred in 1997 relating to the refinancing of the indebtedness at Fox Run Apartments in December 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $31,270,000 matures January 2002, at which time the property will either be sold or refinanced. A balloon payment is due at maturity totaling approximately $29,960,000. There were no cash distributions during the six months ended June 30, 1998, or June 30, 1997. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, a property sale and the availability of cash reserves.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc., ("Insignia") and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

       b)     Reports on Form 8-K:

              None filed during the six months ended June 30, 1998.



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


                           Date:  August 6, 1998