Form 10QSB
period 1998-09-30
ANGELES PARTNERS XI
filed 1998-11-13
CIK 702986

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


               For the quarterly period ended September 30, 1998


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

                     55 Beattie Place, Post Office Box 1089
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
                        (in thousands, except unit data)

                               September 30, 1998




Assets
  Cash and cash equivalents                                           $  1,114
  Receivables and deposits                                                 999
  Other assets                                                             375
  Investment in, and advances of $164 to, Joint Venture                    257
  Investment property:
    Land                                                    $  3,998
    Buildings and related personal property                   25,582
                                                              29,580
    Less accumulated depreciation                            (18,270)   11,310
                                                                      $ 14,055

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                    $    133
  Due to affiliates                                                         10
  Tenant security deposit liabilities                                      565
  Other liabilities                                                        453
  Notes payable                                                         31,269
Partners' Deficit
  General partners                                          $   (499)
  Limited partners (39,637 units issued and outstanding)     (17,876)  (18,375)
                                                                      $ 14,055
                 See Accompanying Notes to Financial Statements

b)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    1998      1997      1998      1997
Revenues:
  Rental income                   $ 1,814   $ 1,741   $ 5,367   $ 5,138
  Other income                        136        88       321       221
  Casualty gain                        --        --       346        --
   Total revenues                   1,950     1,829     6,034     5,359

Expenses:
  Operating                           676       679     1,858     1,920
  General and administrative           43        46       140       128
  Depreciation                        374       383     1,122     1,133
  Interest                            726       728     2,180     2,181
  Property taxes                      204       212       606       571
   Total expenses                   2,023     2,048     5,906     5,933

Equity in income of Joint Venture      29        70        55       102

      Net income (loss)           $   (44)  $  (149)  $   183   $  (472)

Net income (loss) allocated to    $    --   $    (1)  $     2   $    (5)
  general partners (1%)

Net income (loss) allocated to        (44)     (148)      181      (467)
  limited partners (99%)

      Net income (loss)           $   (44)  $  (149)  $   183   $  (472)

Net income (loss) per limited
  partnership unit                $ (1.11)  $ (3.73)  $  4.57   $(11.78)

                 See Accompanying Notes to Financial Statements


c)
                              ANGELES PARTNERS XI
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General   Limited
                                   Units    Partners   Partners    Total

Original capital contributions    40,000    $     30   $ 40,000   $ 40,030

Partners' deficit at
   December 31, 1997              39,637    $   (501)  $(18,057)  $(18,558)

Net income for the nine months
   ended September 30, 1998          --            2        181        183

Partners' deficit at
   September 30, 1998             39,637    $   (499)  $(17,876)  $(18,375)

                 See Accompanying Notes to Financial Statements



d)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)
                                                        Nine Months Ended
                                                           September 30,
                                                          1998      1997
  Cash flows from operating activities:
  Net income (loss)                                      $  183   $ (472)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Equity in income of Joint Venture                       (55)    (102)
    Depreciation                                          1,122    1,133
    Amortization of loan costs                               85       94
    Casualty gain                                          (346)      --
  Change in accounts:
    Receivables and deposits                                (67)       3
    Other assets                                             12      (42)
    Accounts payable                                         61     (539)
    Tenant security deposit liabilities                      24       47
    Due to affiliates                                      (460)     (28)
    Other liabilities                                        20       85

      Net cash provided by operating activities             579      179

  Cash flows from investing activities:
    Property improvements and replacements                 (438)    (350)
    Advances to Joint Venture                                --       (7)
    Insurance proceeds received related to casualty         230       --

      Net cash used in investing activities                (208)    (357)

  Cash flows from financing activities:
    Loan costs                                               --      (12)
    Payment on mortgage notes payable                        (3)      (2)

      Net cash used in financing activities                  (3)     (14)

  Net increase (decrease) in cash and cash equivalents      368     (192)

  Cash and cash equivalents at beginning of period          746      662

  Cash and cash equivalents at end of period             $1,114   $  470

  Supplemental disclosure of cash flow information:
    Cash paid for interest                               $2,096   $1,924


Supplemental disclosure of non-cash activity:

  At September 30, 1998, in connection with a fire at Fox Run Apartments, accounts payable was adjusted by approximately $43,000 and receivables and deposits were adjusted by approximately $297,000 for non-cash activity.

                 See Accompanying Notes to Financial Statements

e)
                              ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

The Partnership's financial statements include the accounts of Fox Run AP XI, L.P., and Fox Run GP, L.P., of which the Partnership owns 99% limited partnership interests. The Partnership may remove the General Partner of Fox Run AP XI, L.P. and Fox Run GP, L.P.; therefore, these partnerships are deemed controlled and therefore, consolidated by the Partnership. All interpartnership balances have been eliminated.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership's partnership greement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and its affiliates during the nine months ended September 30, 1998 and 1997:

                                                          Nine Months Ended
                                                            September 30,
                                                           1998      1997
                                                             (in thousands)

Property management fees (included in operating expenses)  $281      $261
Reimbursement for services of affiliates, including
 approximately $10,000 and $10,000 of construction
 services reimbursements for the nine months ended
 September 30, 1998 and September 30, 1997,
 respectively (included in investment properties,
 general and administrative, and operating expenses)        107       102
Due to affiliates                                            10       470


The decrease in due to affiliates relates to the payment of amounts owing to affiliates of the Managing General Partner for reimbursement of expenses in prior years. The amounts had been previously accrued by the Partnership due to the Partnership's liquidity problems in previous years. The Managing General Partner postponed payment of the amounts until the Partnership's cash flow position improved. In the third quarter of 1998, the Managing General Partner determined that the Partnership had sufficient liquid assets to meet its current operational needs and to provide the necessary maintenance and improvements to its investment property in the near term. As a result, the amount due to affiliates of approximately $460,000 was paid.

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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture ("Joint Venture"), (see "Note C" below). The AMIT Loan had a principal balance of $1,567,000 at September 30, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding principal and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $147,000 for each of the nine months ended September 30, 1998 and 1997, respectively. Accrued interest was $18,000 at September 30, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. As a result, IPT became the holder of the AMIT Loan.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At September 30, 1998, the amount of advances receivable from the Joint Venture was approximately $2,400.

On August 12, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 18,000 of the outstanding units of limited partnership interest in the Partnership at $150 per Unit, net to the seller in cash. The expiration date for the tender offers has been extended to November 16, 1998.

NOTE C - INVESTMENT IN JOINT VENTURE

The Partnership owns a 41.1% interest in the Princeton Meadows Golf Course Joint Venture. The Partnership accounts for its interest in the Joint Venture using the equity method of accounting.

Condensed balance sheet information of the Joint Venture at September 30, 1998, is as follows (in thousands):


Assets
Cash                                   $   357
Other assets                               268
Investment property, net                 2,039
  Total                                $ 2,664

Liabilities and Partners' Capital
Note payable to AMIT                   $ 1,567
Other liabilities                          852
Partners' capital                          245
  Total                                $ 2,664

The condensed statements of operations of the Joint Venture are summarized as follows:


                       Three Months Ended     Nine Months Ended
                         September 30,          September 30,
                        1998       1997        1998       1997
                         (in thousands)         (in thousands)

Revenues               $   575    $   620    $ 1,319     $ 1,361
Costs and expenses        (490)      (449)    (1,171)     (1,113)

   Net income          $    85    $   171    $   148     $   248


The Partnership realized equity income of approximately $55,000 and $102,000 in the Joint Venture for the nine months ended September 30, 1998, and 1997, respectively.

The Princeton Meadows Golf Course property had an underground fuel storage tank that was removed in 1992. This fuel storage tank caused contamination to the area. Management installed monitoring wells in the area where the tank was formerly buried. Some samples from these wells indicated lead and phosphorous readings that were higher than the range prescribed by the New Jersey Department of Environmental Protection ("DEP"). The Joint Venture notified the DEP of the findings when they were first discovered. However, the DEP did not give any directives as to corrective action until late 1995.

In November 1995, representatives of the Joint Venture and the DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course.

The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. Subsequently, in 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At September 30, 1998, the balance in the liability for clean-up costs is $54,000. Funds from the property will be used to cover this excess.

Representatives of the Joint Venture have entered into negotiations with a potential buyer for the Princeton Meadows Golf Course. However, the contract for the sale has not been finalized and Joint Venture Representatives cannot assure that the sale will be consummated.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE E - CASUALTY

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. The undepreciated value of the clubhouse and office was written off and netted with the proceeds received in 1997, resulting in no gain or loss recognized in 1997. Total insurance proceeds have now been received and are estimated to cover the cost of replacement of the assets. A casualty gain of approximately $346,000 resulting from the receipt of these insurance proceeds was recognized during the nine months ended September 30, 1998.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1998 and 1997:


                                 Average Occupancy
                                  1998         1997

Fox Run Apartments
  Plainsboro, New Jersey          96%           96%

The Partnership incurred a net loss of approximately $44,000 and net income of $183,000, respectively, for the three and nine months ended September 30, 1998, as compared to net losses of approximately $149,000 and $472,000 for the three and nine months ended September 30, 1997. These increases in net income is due to an increase in rental income, other income and the recognition of a casualty gain for the nine months ended September 30, 1998 combined with a decrease in operating expense partially offset by a decrease in the equity in the income of the joint venture in Princeton Meadows Golf Course.

Fox Run Apartments' increased rental income is the result of an increase in average rental rates for the nine months ended September 30, 1998, versus the nine months ended September 30, 1997. In addition, the increase in other income is primarily the result of increased revenues from laundry facilities and increased lease cancellation fees. While total expenses for the nine months ended September 30, 1998 remained relatively consistent with the nine months ended September 30, 1997, operating expense decreased primarily due to a decrease in maintenance expense at Fox Run Apartments. This can be attributed to the fact that much of the maintenance work is currently being done less expensively by in-house personnel rather than outside contractors. Also, less interior painting was done at Fox Run Apartments during the period ended September 30, 1998 as compared to the period ended September 30, 1997 due to fewer tenants vacating their units. The decrease in operating expenses was partially offset by an increase in tax expense due to an increase in tax rates at Fox Run Apartments.

In October 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. The undepreciated value of the clubhouse and office was written off and netted with the proceeds received in 1997, resulting in no gain or loss recognized in 1997. Total insurance proceeds have now been received and are estimated to cover the cost of replacement of the assets. A casualty gain of approximately $346,000 resulting from the receipt of these insurance proceeds was recognized during the nine months ended September 30, 1998.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For the three and nine months ended September 30, 1998, the Partnership realized equity in income of the Joint Venture of approximately $29,000 and $55,000, respectively, as compared to equity in income of the Joint Venture of approximately $70,000 and $102,000 for the three and nine months ended September 30, 1997.

Representatives of the Joint Venture have entered into negotiations with a potential buyer for the Princeton Meadows Golf Course. However, the contract for the sale has not been finalized and Joint Venture Representatives cannot assure that the sale will be consummated.

Included in operating expense for the nine months ended September 30, 1998, is approximately $41,000 of major repairs and maintenance mainly comprised of major landscaping and window covering replacements. For the nine months ended September 30, 1997, included in operating expense is approximately $32,000 of major repairs and maintenance mainly comprised of construction oversight costs relating to repairs ongoing at Fox Run Apartments during 1997, window covering replacements, and swimming pool repairs.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,114,000 as compared to approximately $470,000 at September 30, 1997. Cash and cash equivalents increased by approximately $368,000 and decreased by approximately $192,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Net cash provided by operating activities increased for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, due to an increase in net income, as previously explained, along with an increase in accounts payable, offset by a decrease is due to affiliates. Payment of utility expenses, loan costs, past due insurance premiums, and deferred liabilities from a casualty, all accrued for at December 31, 1996, contributed to the large decrease in accounts payable for the nine months ended September 30, 1997. The decrease in due to affiliates relates to the payment of amounts owing to affiliates of the Managing General Partner for reimbursement of expenses in prior years. The amounts had been previously accrued by the Partnership due to the its liquidity problems in previous years. The Managing General Partner postponed payment of the amounts until the Partnership's cash flow position improved. In the third quarter of 1998, the Managing General Partner determined that the Partnership had sufficient liquid assets to meet its current operational needs and to provide the necessary maintenance and improvements to its investment property in the near term. As a result, the amount due to affiliates of approximately $460,000 was paid. Net cash used in investing activities decreased primarily due to insurance proceeds received as a result of the casualties at Fox Run Apartments (see Note E). This is partially offset by an increase in cash used for property improvements during the nine months ended September 30, 1998 resulting from construction in progress payments for the replacement of assets damaged by the casualties. The decrease in cash used in financing activities is due to loan costs incurred in 1997 relating to the refinancing of the indebtedness at Fox Run Apartments in December 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at the Partnership's property. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $31,269,000 matures January 2002 with a balloon payment due at maturity totaling approximately $29,960,000. The Managing General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing the property through foreclosure. There were no cash distributions during the nine months ended September 30, 1998, or September 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, a property sale and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are schedule to be heard on January 8, 1999. The Managing General Partner believes this action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnership (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b)  Reports on Form 8-K:

           None filed during the nine months ended September 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANGELES PARTNERS XI

                              By:  Angeles Realty Corporation II
                                   Managing General Partner


                              By:  /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President


                              By:  /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                              Date: November 13, 1998