Form 10KSB
period 1998-12-31
ANGELES PARTNERS XI
filed 1999-03-29
CIK 702986

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

   55 Beattie Place, P.O. Box 1089
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

State issuer's revenues for its most recent fiscal year.  $8,028,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None







                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Angeles Partners XI (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on February 14, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. Until December 30, 1997, the Elliott Accommodation Trust, the Elliott Family Partnership, Ltd. and ARC II/AREMCO Partners, Ltd., were the non-managing general partners. As of December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties, a retail/apartment complex, a retail/office complex, and an office/warehouse complex. In 1991, the Registrant invested in a joint venture along with two other related partnerships. The Registrant's ownership in this joint venture is 41.1%. As of December 31, 1998, the Registrant owns and operates one apartment property and owns its interest in the joint venture ("Joint Venture") (See Item 2. "Description of Properties"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party (see "Subsequent Event" below and "Item 2, Description of Properties").

Commencing February 14, 1983, the Registrant offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, up to 40,000 units of Limited Partnership Interest (the "Units"), at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000). Upon termination of the offering, the Registrant sold 40,000 units aggregating $40,000,000. The General Partners contributed capital in the amount of $30,000 for a 1% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner, has been providing property management services for the Registrant.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining property owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site. However, the Joint Venture, in which the partnership had an equity interest, was responsible for an environmental clean-up. Upon the sale of the Princeton Meadows Golf Course, the Joint Venture received documents from the purchaser releasing the joint Venture from any further responsibility or liability with respect to the clean-up (see "Item 7. Financial Statements - Note C").

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Subsequent Event

On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,932,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $1,205,000. Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $2,700.

ITEM 2.   DESCRIPTION OF PROPERTY:

The following table sets forth the Partnership's investment in property:

                      Date of
Property             Purchase      Type of Ownership             Use

Fox Run Apartments    5/27/83   Fee ownership subject    Residential Rental
 Plainsboro, New                to first and second           776 units
 Jersey                         mortgages (1)

(1) Property is held by a Limited Liability Company of which the Registrant is the sole member.

The Partnership also has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). The Partnership entered into a General Partnership Agreement with Angeles Income Properties, Ltd. II and Angeles Partners XII, both of which are California partnerships and affiliates of the Managing General Partner, to form the Joint Venture. The property owned by the Joint Venture, as of December 31, 1998, is summarized as follows:

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

On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party (see "Item 1, Subsequent Event").

SCHEDULE OF PROPERTY:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross

                      Carrying    Accumulated                      Federal

Property               Value     Depreciation    Rate   Method    Tax Basis

                          (in thousands)                        (in thousands)


Fox Run Apartments   $ 29,743     $  18,662    5-20 yrs   S/L     $   8,701


See "Note A" of the financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's property.


                      Principal                                     Principal

                     Balance At                                      Balance

                    December 31,   Interest    Period    Maturity    Due At

Property                1998         Rate    Amortized   Date (3)   Maturity

                   (in thousands)                                (in thousands)


Fox Run Apartments

1st mortgage        $  28,000        8.32%  27 years (1)  1/2002    $ 26,916

2nd mortgage            2,400       15.29%  15 years (1)  1/2002       2,192

3rd mortgage (2)          868       11.25%  30 years      1/2002         852


Total               $  31,268                                       $ 29,960


1) Interest only payments, until February 1999, at which time the monthly payment will be increased to include principal and interest.

2) Payable to Angeles Mortgage Investment Trust ("AMIT"), an affiliate of the Managing General Partner. This note is also collateralized by the Partnership's general partner interest in the Joint Venture.

3) See "Item 7. Financial Statements _ Note D" for information with respect to the Registrant's ability to prepay these loans, and other information with respect to the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for the property:


                             Average Annual         Average Annual

                              Rental Rates            Occupancy

       Property            1998        1997        1998       1997


Fox Run Apartments      $9,537/unit $9,212/unit    97%        96%

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The apartment complex of the Partnership is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that this property is adequately insured and is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See "Capital Improvements" below for information related to budgeted capital improvements at the property. The apartment complex leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 were:


                                1998            1998

                               Billing          Rate

                           (in thousands)


Fox Run Apartments          $    781            2.6%


The Partnership has a fiscal year end that is different than the real estate tax year; therefore, the Registrant's actual property tax expense for the year ended December 31, 1998 is partially based on 1997 calendar year tax rates which are slightly different from 1998 rates.

CAPITAL IMPROVEMENTS:

In 1998, the Partnership spent approximately $601,000 on capital improvements at Fox Run Apartments, primarily consisting of reconstuction activity related to the 1997 fire which completely destroyed the clubhouse and office. The Partnership also replaced carpets, cabinets, countertops and appliances at the property along with land improvements. These improvements were funded from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $2,192,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $2,021,000 for 1999 at this property, which includes roof repairs, landscaping and irrigation improvements, and parking lot repairs. The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, the Unit holders of the Partnership did not vote on any matter.






                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 40,000 Limited Partnership Units aggregating $40,000,000. The Partnership currently has 39,627 Limited Partnership Units outstanding held by 2,949 Limited Partners of record. In 1998, the number of Limited Partnership Units decreased by 10 units due to Limited Partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment. Affiliates of the Managing General Partner owned 10,768 units or 27.174% of outstanding partnership units at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made during 1997 or 1998. Future distributions will be dependent on the levels of net cash generated from operations, refinancings, the sale of the property and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized net income of approximately $19,000 for the year ended December 31, 1998, as compared to a net loss of approximately $673,000 for the year ended December 31, 1997. (See "Note E" of the financial statements for a Reconciliation of these amounts to the Registrant's Federal taxable income or loss). The increase in net income is primarily due to an increase in revenues which was partially offset by an increase in expenses and a loss in equity in the Registrant's investment in Joint Venture for the year ended December 31, 1998. The increase in revenues is primarily due to an increase in rental income and the recording in 1998 of a casualty gain as a result of insurance proceeds received in 1998 from a 1997 fire at Fox Run and to a lesser extent an increase in other income. The increase in rental income is the result of a combined increase in occupancy and average rental rates at Fox Run. Other income increased primarily due to an increase in lease cancellation fees, washer/dryer collections, and interest income.

In October 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. The undepreciated value of the clubhouse and office was written off and netted with a portion of the proceeds which was received in 1997, resulting in no gain or loss recognized in 1997. Total insurance proceeds have been agreed upon with the insurance carrier and are estimated to cover the cost of replacement of the assets. A casualty gain of approximately $421,000 resulting from the recording of these insurance proceeds was recognized during the twelve months ended December 31, 1998.

The increase in expense was primarily due to an increase in property tax expense which was the result of an increase in property tax rates. All other expenses remained relatively constant.

Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture. For 1998, the Partnership realized equity in loss of the Joint Venture of approximately $5,000 versus equity in income of the Joint Venture of approximately $38,000 in 1997 (see "Item 7. Financial Statements - Note C - Investment in Joint Venture"). The decrease in net income for the Joint Venture for the year ended December 31, 1998, versus the year ended December 31, 1997, can be attributed to an increase in expenses partially offset by a slight increase in income. In an effort to attract new customers, management has completed major landscaping projects and renovations to its clubhouse in 1998 to improve the overall appearance of the golf course. On February 26,1999, the joint Venture sold Princeton Meadows Golf Course to an unaffiliated third party. (See "Note J" of the Financial Statements including "Item 7").

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $1,207,000 as compared to approximately $746,000 at December 31, 1997. The increase in cash and cash equivalents is due to $836,000 of cash provided by operating activities, which was partially offset by $371,000 of cash used in investing activities and $4,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements, partially offset by net insurance proceeds received as a result of the 1997 fire at Fox Run. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fox Run. The Registrant invests its working capital reserves in a money market cash account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership has budgeted, but is not limited to, approximately $2,192,000 in capital improvements for the Partnership's property in 1999 which includes roof repairs, landscaping and irrigation improvements and parking lot repairs. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $31,268,000 encumbering Fox Run is being amortized over periods ranging from 15 to 30 years with balloon payments of $29,960,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no cash distributions during either of the twelve months ended December 31, 1998, or December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, the sale of the property and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.   FINANCIAL STATEMENTS

ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS


  Report of Ernst & Young, LLP, Independent Auditors

  Consolidated Balance Sheet - December 31, 1998

  Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

  Consolidated Statements of Changes in Partners' Deficit - Years ended December
   31, 1998 and 1997

  Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

  Notes to Consolidated Financial Statements





               Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI

We have audited the accompanying consolidated balance sheet of Angeles Partners XI as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                     /S/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999





                              ANGELES PARTNERS XI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998


Assets

 Cash and cash equivalents                                       $  1,207

 Receivables and deposits                                           1,209

 Other assets                                                         346

 Investment in, and advances of $164 to,

  joint venture (Note C)                                              196

 Investment property (Notes D and G):

   Land                                           $  3,998

   Buildings and related personal property          25,745

                                                    29,743

   Less accumulated depreciation                   (18,662)        11,081

                                                                 $ 14,039


Liabilities and Partners' Deficit

Liabilities

 Accounts payable                                                $     58

 Due to affiliates (Note F)                                            33

 Tenant security deposits                                             562

 Other liabilities                                                    657

 Notes payable, (Notes D, G, and F)                                31,268



Partners' Deficit

 General partners                                 $   (501)

 Limited partners (39,627 units

  issued and outstanding)                          (18,038)       (18,539)


                                                                 $ 14,039


          See Accompanying Notes to Consolidated Financial Statements




                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                      Years Ended December 31,

                                                          1998         1997
Revenues:

  Rental income                                        $   7,204    $   6,877

  Other income                                               403          283

  Casualty gain (Note I)                                     421           --


    Total revenues                                         8,028        7,160

Expenses:

  Operating                                                2,558        2,493

  General and administrative                                 216          183

  Depreciation                                             1,514        1,516

  Interest                                                 2,907        2,917

  Property taxes                                             809          762


    Total expenses                                         8,004        7,871


Equity in (loss) income of joint venture (Note C)             (5)          38


    Net income (loss)                                  $      19    $    (673)


Net income (loss) allocated to general partners (1%)   $      --    $      (7)


Net income (loss) allocated to limited partners (99%)         19         (666)


    Net income (loss)                                  $      19    $    (673)



Net income (loss) per Partnership unit                 $     .48    $  (16.81)


          See Accompanying Notes to Consolidated Financial Statements




                              ANGELES PARTNERS XI
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                   Limited

                                 Partnership  General     Limited

                                    Units     Partners   Partners     Total


Original capital contributions      40,000   $      30  $   40,000  $  40,030


Partners' deficit at

  December 31, 1996                 39,637   $    (494) $  (17,391) $ (17,885)


Net loss for the year

  ended December 31, 1997               --          (7)       (666)      (673)


Partners' deficit at

  December 31, 1997                 39,637   $    (501) $  (18,057) $ (18,558)

Net income for the year

  ended December 31, 1998               --          --          19         19


Abandonment of Limited

  Partnership units (Note H)           (10)         --         --          --


Partners' deficit at

  December 31, 1998                 39,627   $    (501) $  (18,038) $ (18,539)


          See Accompanying Notes to Consolidated Financial Statements





                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                    Years Ended December 31,

                                                       1998       1997



Cash flows from operating activities:

  Net income (loss)                                 $     19   $   (673)

  Adjustments to reconcile net income (loss) to net

    cash provided by operating activities:

    Equity in (income) loss of joint venture               5        (38)

    Depreciation                                       1,514      1,516

    Amortization of loan costs                           113        122

    Casualty gain                                       (421)        --

  Change in accounts:

    Receivables and deposits                            (202)        16

    Other assets                                          14        (21)

    Accounts payable                                     (14)      (518)

    Tenant security deposit liabilities                   21         30

    Due to affiliates                                   (437)       (28)

    Other liabilities                                    224         88


      Net cash provided by operating activities          836        494


Cash flows from investing activities:

    Property improvements and replacements              (601)      (438)

    Advances to joint venture                             --         (7)

    Net proceeds from casualty                           230         50


      Net cash used in investing activities             (371)      (395)


Cash flows from financing activities:

    Payments on mortgage notes payable                    (4)        (3)

    Loan costs paid                                       --        (12)


      Net cash used in financing activities               (4)       (15)


Increase in cash and cash equivalents                    461         84

Cash and cash equivalents at beginning of period         746        662


Cash and cash equivalents at end of period          $  1,207   $    746


Supplemental disclosure of cash flow information:

    Cash paid for interest                          $  2,794   $  2,631


Supplemental disclosure of non-cash activity:

At December 31, 1997, accounts payable was adjusted by approximately $50,000 for non-cash amounts in connection with property improvements and replacements.

          See Accompanying Notes to Consolidated Financial Statements





                              ANGELES PARTNERS XI
                   Notes to Consolidated Financial Statements
                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners XI (the "Partnership" or "Registrant") is a California limited partnership organized on February 14, 1983, to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Management and Investment Company ("AIMCO") (See "Note B _ Transfer of Control"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. Until December 31, 1997, the Elliott Accommodation Trust, the Elliott Family Partnership, Ltd. and ARC II/AREMCO Partners, Ltd. were the non-managing general partners. As of December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 1998, the Partnership operates one residential property located in Plainsboro, New Jersey and owns a general partnership interest in a joint venture.

Principles of Consolidation: For the year ended December 31, 1997, the Partnership's financial statements included the accounts of Fox Run AP XI, L.P., and Fox Run AP XI GP, L.P., of which the Partnership owned 99% limited partnership interests. The Partnership could remove the general partner of Fox Run AP XI, L.P., and Fox Run AP XI GP, L.P.; therefore, these partnerships were controlled by the Partnership.

On December 31, 1997, the 1% general partner interest of Fox Run AP XI, L.P. was transferred to AP XI Fox Run GP, LLC, a single member LLC wholly-owned by the Registrant. Since the Registrant also owned the 99% limited partner interest of Fox Run AP XI, L.P., 100% of this partnership became effectively owned by the Registrant. Also, on December 31, 1997, the 1% partner of Fox Run AP XI GP, L.P. withdrew from the Partnership and its interest was transferred to the Registrant. Immediately following this transaction, Fox Run AP XI GP, L.P. was left with only a single partner, effectively terminating the Partnership.

For both years ended December 31, 1997 and 1998, all interpartnership balances have been eliminated.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying value.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market cash accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on its rental payments.

Loan Costs: Loan costs of approximately $564,000 at December 31, 1998, are included in other assets on the balance sheet and are being amortized on a straight-line basis over the life of the loan. Accumulated amortization of approximately $235,000 at December 31, 1998, is also included in other assets.

Investment in Joint Venture: The Partnership accounts for its 41.1% investment in Princeton Meadows Golf Course Joint Venture (the "Joint Venture") using the equity method of accounting (see "Note C"). Under the equity method of accounting, the Partnership records its equity interest in earnings or losses of the Joint Venture; however, the investment in the Joint Venture will be recorded at an amount less than zero (a liability) to the extent of the Partnership's share of net liabilities of the Joint Venture.

Investment Properties: The Partnership owns and operates one investment property consisting of an apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1998 or 1997.

Depreciation: Depreciation is calculated by the straight-line and accelerated methods over the estimated lives of the rental property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note K" for detailed disclosure of the Partnership's segments).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense was approximately $54,000 and $52,000 for the years ended December 31, 1998 and 1997, respectively and was charged to expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INVESTMENT IN JOINT VENTURE

Condensed balance sheet information of the Joint Venture at December 31, 1998, is as follows (in thousands):


Assets

Cash                                   $   118

Other assets                               169

Investment property, net                 2,036

 Total                                 $ 2,323


Liabilities and Partners' Capital

Note payable to AMIT, (Note F)        $ 1,567

Other liabilities                         671

Partners' capital                          85

 Total                                $ 2,323


The condensed statements of operations of the Joint Venture for the years ended December 31, 1998 and 1997, are summarized as follows:

                                     Years Ended

                                     December 31,

                                   (in thousands)

                                 1998           1997


Revenue                      $   1,667      $   1,628

Costs and expenses              (1,681)        (1,535)


Net (loss) income            $     (14)     $      93


The Partnership realized its 41.1% equity loss of approximately $5,000 and equity income of approximately $38,000 in the Joint Venture for the years ended December 31, 1998 and 1997, respectively.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture has engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work is in process, with skimmers having been installed at three test wells on the site. These skimmers are in place to detect any residual fuel that may still be in the ground. The expected completion date of field work should be sometime in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. For the year ended December 31, 1997, the Joint Venture recorded an additional liability of approximately $45,000 as an adjustment to estimated costs remaining to complete the clean-up. At December 31, 1998, the balance in the liability for clean-up costs is approximately $53,000. Funds from the property will be used to cover this excess. Upon the sale of the Golf Course, as noted below, the Joint Venture received documents from the Purchaser releasing the joint Venture from any further responsibility or liability with respect to the clean-up.

On February 26, 1999, the Joint Venture sold the Princeton meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,932,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $1,205,000. Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $2,700.

NOTE D -  NOTES PAYABLE

The principle terms of notes payable are as follows:


                     Monthly                      Principal    Principal

                     Payment    Stated             Balance    Balance At

                    Including  Interest Maturity    Due At   December 31,

Property            Interest     Rate     Date     Maturity      1998

                  (in thousands)                       (in thousands)


Fox Run Apartments

   1st mortgage     $  194 (1)   8.32%   1/2002    $ 26,916   $  28,000

   2nd mortgage         31 (1)  15.29%   1/2002       2,192       2,400

   3rd mortgage          8 (2)  11.25%   1/2002         852         868


Totals              $  233                         $ 29,960   $  31,268


(1) Interest only payments, until February 1999, at which time the monthly payment will be increased to include principal and interest.

(2) Payable to Angeles Mortgage Investment Trust ("AMIT"). This note is also collateralized by the Partnership's general partnership interest in the Joint Venture.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment property and by pledge of revenues from the rental property. The notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing note indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


                1999                   $    373

                2000                        445

                2001                        490

                2002                     29,960

                                       $ 31,268


NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss):


                                               1998              1997

                                          (in thousands, except unit data)


Net income (loss) as reported              $     19          $   (673)

Add (deduct)

Depreciation differences                      1,144               134

Unearned income                                 (14)               60

Miscellaneous                                    17                (4)


Federal taxable income (loss)              $  1,166          $   (483)


Federal taxable income (loss)

per limited partnership unit               $   29.14         $ (12.06)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


           Net liabilities as reported               $ (18,539)

           Land and buildings                            2,896

           Accumulated depreciation                     (5,276)

           Syndication and distribution costs            5,261

           Other                                           697


           Net deficiency - Federal tax basis        $ (14,961)


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates in 1998 and in 1997 were paid or accrued:


                                                        1998         1997

                                                          (in thousands)


Property management fees (included in

  operating expenses)                                 $  376       $  352


Partnership management fee (included in general

  and administrative expense(*))                          23           --


Reimbursement for services of affiliates

 (included in operating and general and

 administrative expenses and investment property)        142          145



Due to affiliates                                         33          470


(*) The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the managing General partner for executive and administrative management services.

Included in reimbursements for services of affiliates at December 31, 1998, and 1997 is approximately $13,000 and $14,000, respectively, in reimbursements for construction oversight costs.

The decrease in "Due to affiliates" relates to the payment of amounts owing to affiliates of the Managing General Partner for reimbursement of expenses in prior years. The amounts had been previously accrued by the Partnership due to the Partnership's liquidity problems in previous years. The Managing General Partner postponed payment of the amounts until the Partnership's cash flow position improved. In the third quarter of 1998, the Managing General Partner determined that the Partnership had sufficient liquid assets to meet its current operational needs and to provide the necessary maintenance and improvements to its investment property in the near term. As a result, an amount for approximately $460,000 was paid to an affiliate of the Managing General Partner.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $376,000 and $352,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $142,000 and $145,000 for the years ended December 31, 1998 and 1997, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture ("Joint Venture"), (see "Note C"). The AMIT Loan had a principal balance of $1,567,000 at December 31, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding principal and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $196,000 for each of the years ended December 31, 1998 and 1997, respectively. Accrued interest was $18,000 at December 31, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT loan.

On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At December 31, 1998, the amount of advances receivable from the Joint Venture was approximately $164,000.

On August 12, 1998, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 18,000 of the outstanding units of limited partnership interest in the Partnership at $150 per Unit, net to the seller in cash. The Purchaser acquired 8,782 units or 22.162% pursuant to this tender offer. As a result of this purchase AIMCO currently owns, through its affiliates, a total of 10,768 limited partnership units or 27.174% of the outstanding partnership units as of December 31, 1998. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner. However, the insurer was unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                             Initial Cost

                                            To Partnership


                                                                     Cost

                                                     Buildings    Capitalized

                                                    and Related    (Removed)

                                                     Personal    Subsequent to

Description             Encumbrances      Land       Property     Acquisition

                                            (in thousands)


Fox Run Apartments       $ 30,400     $  3,998      $  20,990      $  4,755

Angeles Partners XI           868           --             --            --


Totals                   $ 31,268     $  3,998      $  20,990      $  4,755




                     Gross Amount At Which Carried

                          At December 31, 1998


                            Buildings

                           And Related

                             Personal          Accumulated    Date     Depreciable

Description          Land    Property   Total  Depreciation Acquired   Life-Years

                               (in thousands)


Fox Run Apartments  $ 3,998 $  25,745 $ 29,743$  18,662      5/27/83      5-20


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation":


                                         Years Ended December 31,

                                            1998            1997

                                               (in thousands)

Investment Property

Balance at beginning of year            $   29,142      $   28,928

Property improvements                          601             438

Disposition                                     --            (224)


Balance at end of year                  $   29,743      $   29,142


Accumulated Depreciation


Balance at beginning of year            $   17,148      $   15,795

Additions charged to expense                 1,514           1,516

Disposition                                     --            (163)


Balance at end of year                  $   18,662      $   17,148


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997, is $32,639,000 and $31,990,000, respectively.
The accumulated depreciation taken for Federal income tax purposes at December
31, 1998 and 1997, is $23,938,000 and $23,569,000, respectively.

NOTE H - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1998, the number of Limited Partnership Units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her Limited
Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of the net income or loss for that entire year. The income or loss per Limited Partnership Unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE I - CASUALTY

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. The undepreciated value of the clubhouse and office was written off and netted with a portion of the insurance proceeds which was received in 1997, resulting in no gain or loss recognized in 1997.
Total insurance proceeds have been agreed upon with the insurance carrier and are estimated to cover the cost of replacement of the assets. A casualty gain of approximately $421,000 resulting from the recording of these insurance proceeds was recognized during the year ended December 31, 1998.

NOTE J - SUBSEQUENT EVENT

On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint
Venture received net proceeds of $3,452,000 after payment of closing costs, resulting in a gain on sale of approximately $2,932,000. The Partnership's 1999 pro-rata share of this gain is expected to be approximately $1,205,000.
Furthermore, as a result of the sale, unamortized loan costs in the amount of $6,500 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $6,500. The Partnership's 1999 pro-rata share of this extraordinary loss is expected to be approximately $2,700.

NOTE K - SEGMENT REPORTING

Description of the types of products from which the reportable segment derives its revenues
As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and
Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in Plainsboro, New Jersey. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss
The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies (See "Note A").

Factors management used to identify the enterprise's reportable segment
The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below.
The "Other" column includes partnership administration related items and income and expense not allocated to reportable segment.

               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 7,204       $    --     $ 7,204
Other income                              374            29         403
Interest expense                        2,907            --       2,907
Depreciation                            1,514            --       1,514
General and administrative expense         --           216         216
Gain on casualty                          421            --         421
Equity in loss of JV                       --            (5)         (5)
Segment profit (loss)                     211          (192)         19
Total assets                           13,087           952      14,039
Capital expenditures for
  investment property                     601            --         601

               1997

Rental income                           6,877            --       6,877
Other income                              278             5         283
Interest expense                        2,917            --       2,917
Depreciation                            1,516            --       1,516
General and administrative expense         --           183         183
Equity in income of JV                     --            38          38
Segment profit (loss)                    (533)         (140)       (673)
Total assets                           13,866           407      14,273
Capital expenditures for
  investment property                     438             --        438

NOTE L - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA
FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc.
("Insignia") and entities which were, at one time, affiliates of Insignia
("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management
Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General
Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing
General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The
Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V.
INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of
California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the
"Subject Partnerships").  This case was settled on March 3, 1999.  The
Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND
          FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.





                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February
25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective, October 1,
1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus the Managing
General Partner is now a wholly-owned subsidiary of AIMCO.

The names of the directors and executive officers of ARC II their ages and the nature of all positions with ARC II presently held by them are set forth below.
There are no family relationships between or among any officers or directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing
General Partner since October 1, 1998.  Mr. Foye has served as Executive Vice
President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long
Island Power Authority and serves as a member of the New York State
Privatization Council.  He received a B.A. from Fordham College and a J.D. from
Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice
President-Accounting and Director of the Managing General Partner since October
1, 1998.  Prior to that date, Mr. Garrick served as Vice President-Accounting
Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from
1990 to 1992 as an Asset Manager for Insignia Financial Group.  From 1984 to
1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation.
From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.


ITEM 10.  EXECUTIVE COMPENSATION

No compensation or remuneration was paid by Angeles Partners XI (the
"Partnership" or "Registrant") to any officer or director of ARC II. However, certain fees and other payments have been made to the Partnership's Managing
General Partner and its affiliates, as described in "Item 12." below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

           Entity               Units Owned        % Owned

Insignia Properties LP
 (an affiliate of AIMCO)              80            0.202%
Cooper River Properties, LLC
 (an affiliate of AIMCO)           8,782           22.162%
AIMCO Properties LP
 (an affiliate of AIMCO)           1,906            4.810%

Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. The business address of Insignia Properties LP and Cooper River
Properties LLC is 55 Beattie Place, Greenville, South Carolina 29602. The business address for AIMCO Properties LP is 1873 South Bellaire Street, 17th floor, Denver, Colorado 80222.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust whose Class A Common Shares are listed on the New York
Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 27.174% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership.
There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP.
While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A Registration Statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that successor general partners have been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between the balance of the General Partners' capital account and the fair market value of the share of Distributable Net Proceeds to which the General Partners would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of ARC II.

The Partnership has no employees and is dependent on the Managing General
Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses owed to the Managing General Partner and affiliates in 1998 and in 1997 were paid or accrued:


                                                        1998         1997

                                                          (in thousands)


Property management fees (included in

  operating expenses)                                 $  376       $  352


Partnership management fee (included in general

  and administrative expense(*))                          23           --


Reimbursement for services of affiliates

 (included in operating and general and

 administrative expenses and investment property)        142          145


Due to affiliates                                         33          470


(*) The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the managing General partner for executive and administrative management services.

Included in reimbursements for services of affiliates at December 31, 1998, and 1997 is approximately $13,000 and $14,000, respectively, in reimbursements for construction oversight costs.

The decrease in "Due to affiliates" relates to the payment of amounts owing to affiliates of the Managing General Partner for reimbursement of expenses in prior years. The amounts had been previously accrued by the Partnership due to the Partnership's liquidity problems in previous years. The Managing General
Partner postponed payment of the amounts until the Partnership's cash flow position improved. In the third quarter of 1998, the Managing General Partner determined that the Partnership had sufficient liquid assets to meet its current operational needs and to provide the necessary maintenance and improvements to its investment property in the near term. As a result, an amount approximately
$460,000 was paid to an affiliate of the Managing General Partner.

During the years ended December 31, 1998 and 1997, affiliates of the Managing
General Partner were entitled to receive 5% of the gross receipts from all of the Registrant's properties for providing property management services. The
Registrant paid to such affiliates $376,000 and $352,000 for the years ended
December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $142,000 and $145,000 for the years ended December 31, 1998 and 1997, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provides financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint
Venture ("Joint Venture"), (see "Note C"). The AMIT Loan had a principal balance of $1,567,000 at December 31, 1998, accrues interest at a rate of 12.5% per annum and matures on September 1, 2000, at which time the outstanding principal and any unpaid interest is due. Interest expense on the debt secured by the Joint Venture was approximately $196,000 for each of the years ended
December 31, 1998 and 1997, respectively.  Accrued interest was $18,000 at
December 31, 1998. Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17,
1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the entity which controlled the Managing General Partner. Effective February 26,
1999, IPT was merged into AIMCO. As a result, AIMCO is the current holder of the AMIT loan.

On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At December 31, 1998, the amount of advances receivable from the Joint Venture was approximately $164,000.

On August 12, 1998, an affiliate of the Managing General Partner (the
"Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 18,000 of the outstanding units of limited partnership interest in the Partnership at $150 per Unit, net to the seller in cash. The Purchaser acquired 8,782 units or 22.162% pursuant to this tender offer. As a result of this purchase AIMCO currently owns, through its affiliates, a total of 10,768 limited partnership units or 27.174% of the outstanding partnership units as of December 31, 1998. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.
When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing
General Partner.  However, the insurer was unaffiliated with the Managing
General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General
Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.



                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B: Refer to Exhibit Index in this report.

(b)  Reports on Form 8-K:
     Current Report on Form 8-K dated October 1, 1998, filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.




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


                                         ANGELES PARTNERS XI
                                         (A California Limited Partnership)
                                         (Registrant)


                                         By: Angeles Realty Corporation II
                                             Managing General Partner


                                         By: /s/Patrick J. Foye
                                             Patrick J. Foye
                                             Executive Vice President

                                         By: /s/Timothy R. Garrick
                                             Timothy R. Garrick
                                             Vice President - Accounting


                                         Date: March 29, 1999




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye                 Date:   March 29, 1999
Patrick J. Foye
Executive Vice President
and Director



/s/Timothy R. Garrick              Date:   March 29, 1999
Timothy R. Garrick
Vice President - Accounting
and Director




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

27         Financial Data Schedule.

