Form 10QSB
period 1999-03-31
ANGELES PARTNERS XI
filed 1999-05-07
CIK 702986

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


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to

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
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

Cash and cash equivalents                                         $  1,423

Receivables and deposits                                             1,440

Other assets                                                           372

Investment in, and advances of $164 to, joint venture                1,337

Investment property:

  Land                                                  $  3,998

  Buildings and related personal property                 25,917

                                                          29,915

  Less accumulated depreciation                          (19,040)   10,875

                                                                  $ 15,447

Liabilities and Partners' Deficit

Liabilities

Accounts payable                                                  $     43

Due to affiliates                                                       33

Tenant security deposit liabilities                                    576

Other liabilities                                                      848

Notes payable                                                       31,200

Partners' Deficit

General partners                                        $   (488)

Limited partners (39,627 units issued and outstanding)   (16,765)  (17,253)

                                                                  $ 15,447


                 See Accompanying Notes to Financial Statements

b)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                         Three Months Ended

                                                             March 31,

                                                           1999      1998

Revenues:

Rental income                                            $ 1,886   $ 1,761

Other income                                                  87        90

Total revenues                                             1,973     1,851


Expenses:

Operating                                                    493       467

General and administrative                                    55        44

Depreciation                                                 378       374

Interest                                                     727       727

Property taxes                                               175       201

Total expenses                                             1,828     1,813

Income before equity in income (loss) and extraordinary

loss on debt extinguishment of joint venture                 145        38

Equity in income (loss) of joint venture (Note D)          1,144       (47)

Income (loss) before equity in extraordinary loss

  on debt extinguishment of joint venture                  1,289        (9)

Equity in extraordinary loss on debt extinguishment

  (Note D)                                                    (3)       --

Net income (loss)                                        $ 1,286   $    (9)

Net income allocated to general partners (1%)            $    13   $    --

Net income (loss) allocated to limited partners (99%)      1,273        (9)

                                                         $ 1,286   $    (9)

Net income (loss) per limited partnership unit           $ 32.12   $  (.23)


                 See Accompanying Notes to Financial Statements

c)
                              ANGELES PARTNERS XI
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership   General    Limited

                                   Units      Partners   Partners    Total


Original capital contributions    40,000     $     30    $ 40,000   $ 40,030

Partners' deficit at

   December 31, 1998              39,627     $   (501)   $(18,038)  $(18,539)

Net income for the three months

   ended March 31, 1999              --            13       1,273      1,286

Partners' deficit at

   March 31, 1999                 39,627     $   (488)   $(16,765)  $(17,253)


                 See Accompanying Notes to Financial Statements

d)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Three Months Ended

                                                              March 31,

                                                          1999      1998
  Cash flows from operating activities:

  Net income (loss)                                       $1,286   $   (9)

  Adjustments to reconcile net income (loss) to

   net cash provided by operating activities:

    Equity in (income) loss of joint venture              (1,144)      47

    Equity in extraordinary loss on debt

        extinguishment of joint venture                        3       --

    Depreciation                                             378      374

    Amortization of loan costs                                28       28

    Casualty gain                                             --      (28)

  Change in accounts:

    Receivables and deposits                                (231)       1

    Other assets                                             (54)      19

    Accounts payable                                         (15)     (52)

    Tenant security deposit liabilities                       14      (13)

    Other liabilities                                        191      (12)

      Net cash provided by operating activities              456      355

  Cash flows from investing activities:

    Property improvements and replacements                  (172)     (91)

    Insurance proceeds received related to casualty           --       58

  Net cash used in investing activities                     (172)     (33)

  Cash flows used in financing activities:

    Payment on mortgage notes payable                        (68)      (1)

  Net increase in cash and cash equivalents                  216      321

  Cash and cash equivalents at beginning of period         1,207      746

  Cash and cash equivalents at end of period              $1,423   $1,067

  Supplemental disclosure of cash flow information:

    Cash paid for interest                                $  699   $  699


                 See Accompanying Notes to Financial Statements


e)
                              ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Registrant's financial statements include the accounts of Fox Run AP XI, L.P., of which the Partnership owns a 99% limited partnership interest. The general partner of Fox Run AP XI, L.P. is AP XI Fox Run GP, LLC, a single member limited liability corporation wholly-owned by the Registrant. Thus, these entities are deemed controlled and, therefore, consolidated by the Partnership. All interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership's partnership agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses owed to the Managing General Partner and its affiliates during the three months ended March 31, 1999 and 1998 were paid or accrued:


                                                           Three Months Ended

                                                               March 31,

                                                             1999      1998

                                                             (in thousands)

Property management fees (included in operating expenses) $ 98      $ 91

Reimbursement for services of affiliates (included in

 investment properties, general and administrative


 and operating expenses)                                    33        39

Due to affiliates                                           33       470


Included in "Reimbursement for services of affiliates" at March 31, 1998 is approximately $7,000 in reimbursements for construction oversight costs. No such costs were paid for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of the gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $98,000 and $91,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $39,000 for the three months ended March 31, 1999 and 1998, respectively.

The decrease in "Due to affiliates" relates to the payment of amounts owed to affiliates of the Managing General Partner for reimbursement of expenses in prior years. The amounts had been previously accrued by the Partnership due to the Partnership's liquidity problems in previous years. The Managing General Partner postponed payment of the amounts until the Partnership's cash flow position improved. In the third quarter of 1998, the Managing General Partner determined that the Partnership had sufficient liquid assets to meet its current operational needs and to provide the necessary maintenance and improvements to its investment property in the near term. As a result, approximately $460,000 was repaid to an affiliate of the Managing General Partner, thereby reducing the balance outstanding as of September 30, 1998 to approximately $10,000. Since September 30, 1998, an additional $23,000 relating to reimbursement for services of affiliates have been accrued bringing the balance due to affiliates to approximately $33,000 as of March 31, 1999.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture ("Joint Venture"), (see "Note D"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the holder of the AMIT loan.

Also on February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

The Partnership may make advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances do not bear interest and do not have stated terms of repayment. At March 31, 1999, the amount of advances receivable from the Joint Venture was approximately $164,000. It is anticipated that this amount will be repaid by the Joint Venture upon the finalization of its operations during the next several months.

NOTE D - INVESTMENT IN JOINT VENTURE

The Partnership had a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $2,885,000. The Partnership's 1999 pro-rata share of this gain is approximately $1,186,000. Furthermore, as a result of the sale, unamortized loan costs of approximately $7,000 were written off. This resulted in an extraordinary loss on early extinguishment of debt of approximately $7,000. The Partnership's pro-rata share of this extraordinary loss is approximately $3,000.

Condensed balance sheet information of the Joint Venture at March 31, 1999, is as follows (in thousands):


Assets

Cash                                 $ 3,454

Other assets                             113

Total                                $ 3,567


Liabilities and Partners' Capital

Other liabilities                    $   715

Partners' capital                      2,852

Total                                $ 3,567


NOTE D - INVESTMENT IN JOINT VENTURE

The condensed statements of operations of the Joint Venture for the three months ended March 31, 1999 and 1998 are summarized as follows:

                                               Three Months Ended
                                                    March 31,
                                                1999        1998
                                                 (in thousands)

Revenues                                     $    30    $   203
Costs and expenses                              (131)      (317)
Loss before gain on sale of investment
 property and extraordinary loss on
 Extinguishment of debt                         (101)      (114)
Gain on sale of investment property            2,885         --
Extraordinary loss on extinguishment of debt      (7)        --
 Net income                                  $ 2,777    $  (114)

The Partnership realized equity income (loss) of approximately $1,144,000 and $47,000 in the Joint Venture for the three months ended March 31, 1999, and 1998, respectively. The Partnership also realized an extraordinary loss on extinguishment of debt of $3,000 for the three months ended March 31, 1999.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work was in process, with skimmers having been installed at three test wells on the site. These skimmers were in place to detect any residual fuel that may have still been in the ground. The completion date of field work was expected to be in 1999. The Joint Venture originally recorded a liability of $199,000 for the costs of the clean-up. At February 26, 1999, the balance in the liability for clean-up costs was approximately $53,000. Upon the sale of the Golf Course, as noted above, the Joint Venture received documents from the Purchaser releasing the joint Venture from any further responsibility or liability with respect to the clean-up.

NOTE E - SEGMENT REPORTING

Description of the types of products from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in Plainsboro, New Jersey. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

               1999                  Residential     Other       Totals

Rental income                         $ 1,886       $    --     $ 1,886
Other income                               80             7          87
Interest expense                          727            --         727
Depreciation                              378            --         378
General and administrative expense         --            55          55
Equity in income of joint venture          --         1,144       1,144
Equity in extraordinary loss or
  debt extinguishment of
  joint venture                            --            (3)         (3)
Segment profit (loss)                     193         1,093       1,286
Total assets                           12,860         2,587      15,447
Capital expenditures for
  investment property                     172            --         172

               1998                  Residential     Other       Totals

Rental income                         $ 1,761       $    --     $ 1,761
Other income                               85             5          90
Interest expense                          727            --         727
Depreciation                              374            --         374
General and administrative expense         --            44          44
Equity in loss of JV                       --           (47)        (47)
Segment profit (loss)                      77           (86)         (9)
Total assets                           13,342           816      14,158
Capital expenditures for
  investment property                      91             --         91

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1999 and 1998:


                                  Average Occupancy

                                  1999         1998

Fox Run Apartments

Plainsboro, New Jersey            98%           97%


Results of Operations

The Partnership incurred net income of approximately $1,286,000 for the three months ended March 31, 1999, as compared to a net loss of approximately $9,000 for the three months ended March 31, 1998. The increase in net income is primarily due to the recognition of the gain on disposal of the Princeton Meadows Joint Venture and, to a lesser extent, an increase in total revenues, which is offset by a slight increase in total expenses. Total revenues increased primarily due to an increase in rental income resulting from an increase in occupancy as well as an increase in the average annual rental rate at Fox Run Apartments.

Total expenses for the three months ended March 31, 1999 increased slightly, primarily due to an increase in operating expenses, which was partially offset by a decrease in property taxes. The increase in operating expense is primarily attributable to increases in corporate unit expenses, snow removal and utilities, which is partially offset by a decrease in insurance expense. All of the Registrant's corporate units were vacant for the three months ended March 31, 1999, resulting in the Registrant absorbing the full costs of operating these units. During the three months ended March 31, 1998, the Partnership received insurance proceeds relating to a 1997 fire at Fox Run Apartments, which reduced operating expenses during the three months ended March 31, 1998. No such proceeds were received during the three months ended March 31, 1999. The decrease in insurance expense is the result of a change in insurance carriers. Property taxes decreased due to the timing of the receipt of tax bills for 1999 and 1998 which affected the accruals recorded at March 31 1999 and 1998.

General and administrative expense increased slightly during the three months ended March 31, 1999. Included in general and administrative expense at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership had a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000.
The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $2,885,000. For the three months ended March 31, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,144,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,186,000 and the equity in loss on operations of $42,000, as compared to equity in loss of the Joint Venture of approximately $47,000 for the three months ended March 31, 1998.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment at its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,423,000 as compared to approximately $1,067,000 at March 31, 1998. Cash and cash equivalents increased approximately $216,000 for the period March 31, 1999, from the Registrant's fiscal year-end and is primarily due to approximately $456,000 of cash provided by operating activities, which is partially offset by approximately $172,000 of cash used in investing activities and approximately $68,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fox Run Apartments. The Registrant invests its working capital reserves in a money market cash account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Fox Run Apartments requires approximately $2,192,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $2,021,000 for 1999 at this property, which includes roof repairs, landscaping and irrigation improvements, and parking lot repairs. As of March 31, 1999, the Partnership spent approximately $172,000 on capital improvements at Fox Run Apartments, primarily consisting of carpet and cabinet replacements, landscaping, appliance replacements, water heater upgrades and other building improvements. These improvements were funded from cash flow. The additional capital improvements planned for 1999 at the Partnership's property will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $31,200,000 encumbering Fox Run is being amortized over periods ranging from 15 to 30 years with balloon payments of $29,960,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no cash distributions during the three months ended March 31, 1999, or March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing, and/or sale of the property. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A Registration Statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27 is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the three months ended March 31, 1999.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ANGELES PARTNERS XI

                              By:  Angeles Realty Corporation II
                                   Managing General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting


                              Date: