Form 10QSB
period 1999-06-30
ANGELES PARTNERS XI
filed 1999-08-10
CIK 702986

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


                  For the quarterly period ended June 30, 1999


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
                        (in thousands, except unit data)

                                 June 30, 1999




Assets

  Cash and cash equivalents                                            $  2,130

  Receivables and deposits                                                1,051

  Other assets                                                              339

  Investment in joint venture                                               163

  Investment property:

    Land                                                    $  3,998

    Buildings and related personal property                   26,052

                                                              30,050

    Less accumulated depreciation                            (19,406)    10,644

                                                                       $ 14,327
Liabilities and Partners' Deficit

Liabilities

    Accounts payable                                                   $    198

    Tenant security deposit liabilities                                     575

    Other liabilities                                                       445

    Mortgage notes payable                                               30,233

Partners' Deficit

    General partners                                        $   (487)

    Limited partners (39,627 units issued and outstanding)   (16,637)   (17,124)

                                                                       $ 14,327


          See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                           Three Months Ended Six Months Ended

                                               June 30,          June 30,

                                             1999     1998      1999    1998

Revenues:

 Rental income                             $ 1,908 $ 1,792   $ 3,794  $ 3,553

 Other income                                   94      95       181      185

 Casualty gain                                  --     346        --      346

     Total revenues                          2,002   2,233     3,975    4,084

Expenses:

 Operating                                     617     715     1,110    1,182

 General and administrative                     48      53       103       97

 Depreciation                                  366     374       744      748

 Interest                                      716     727     1,443    1,454

 Property taxes                                202     201       377      402

     Total expenses                          1,949   2,070     3,777    3,883

Income before equity in income and

  extraordinary loss on debt

 extinguishment of joint venture                53     163       198      201

Equity in income of joint venture (Note D)      76      73     1,220       26

Income before equity in extraordinary

  loss on debt extinguishment of joint

  venture                                      129     236     1,418      227

Equity in extraordinary loss on debt

  extinguishment (Note D)                       --      --        (3)      --

Net income                                 $   129 $   236   $ 1,415  $   227

Net income allocated to general partners

   (1%)                                    $     1 $     2   $    14  $     2

Net income allocated to limited partners

   (99%)                                       128     234     1,401      225


                                           $   129 $   236   $ 1,415  $   227


Net income per limited partnership unit:

  Income before equity in extraordinary

     loss on debt extinguishment of joint

       venture                             $  3.23 $  5.90   $ 35.43  $  5.68

  Extraordinary loss                            --      --      (.08)      --

                                           $  3.23 $  5.90   $ 35.35  $  5.68


          See Accompanying Notes to Consolidated Financial Statements
c)
                              ANGELES PARTNERS XI
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited

                                Partnership    General     Limited

                                   Units      Partners    Partners      Total


Original capital contributions    40,000     $     30     $ 40,000    $ 40,030


Partners' deficit at

   December 31, 1998              39,627     $   (501)    $(18,038)   $(18,539)


Net income for the six months

   ended June 30, 1999                --           14        1,401       1,415


Partners' deficit at

   June 30, 1999                  39,627     $   (487)    $(16,637)   $(17,124)


          See Accompanying Notes to Consolidated Financial Statements
d)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended

                                                               June 30,

                                                           1999         1998

Cash flows from operating activities:

  Net income                                              $1,415       $  227

  Adjustments to reconcile net income to net cash

   provided by operating activities:

    Equity in income of joint venture                     (1,220)         (26)

Equity in extraordinary loss on debt extinguishment

 of joint venture                                              3           --

    Depreciation                                             744          748

    Amortization of loan costs                                56           56

    Casualty gain                                             --         (346)

  Change in accounts:

    Receivables and deposits                                 158          (37)

    Other assets                                             (49)          19

    Accounts payable                                         140          (65)

    Tenant security deposit liabilities                       13            1

    Other liabilities                                       (245)          15

      Net cash provided by operating activities            1,015          592

Cash flows from investing activities:

    Property improvements and replacements                  (307)        (142)

    Insurance proceeds received related to casualty           --          230

    Distributions from joint venture                       1,086           --

    Repayment of advance to joint venture                    164           --

      Net cash provided by investing activities              943           88

Cash flows from financing activities:

    Repayment of notes payable                              (868)          --

    Payment on mortgage notes payable                       (167)          (2)

      Net cash used in financing activities               (1,035)          (2)

Net increase in cash and cash equivalents                    923          678

Cash and cash equivalents at beginning of period           1,207          746

Cash and cash equivalents at end of period               $ 2,130       $1,424

Supplemental disclosure of cash flow information:

    Cash paid for interest                               $ 1,395       $1,397


          See Accompanying Notes to Consolidated Financial Statements

e)
                              ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Registrant's consolidated financial statements include the accounts of Fox Run AP XI, L.P., of which the Partnership owns a 99% limited partnership interest. The general partner of Fox Run AP XI, L.P. is AP XI Fox Run GP, LLC, a single member limited liability corporation which is wholly-owned by the Registrant. Thus, these entities are deemed controlled and, therefore, consolidated by the Partnership. All interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

The following expenses owed to the Managing General Partner and its affiliates during the six months ended June 30, 1999 and 1998 were paid or accrued:


                                                          1999       1998

                                                         (in thousands)

Property management fees (included in operating

    expense)                                            $197       $184

Reimbursement for services of affiliates (included in

 investment properties, general and

 administrative and operating expenses)                   57         73

Due to affiliates                                         10        470


During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of the gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $197,000 and $184,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $57,000 and $73,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses at June 30, 1999 and 1998 is approximately $4,000 and $8,000, respectively, in reimbursements for construction oversight costs.

The decrease in "Due to affiliates" relates to the payment of amounts owed to affiliates of the Managing General Partner for reimbursement of expenses in prior years. The amounts had been previously accrued by the Partnership due to the Partnership's liquidity problems in previous years. The Managing General Partner postponed payment of the amounts until the Partnership's cash flow position improved. In the third quarter of 1998, the Managing General Partner determined that the Partnership had sufficient liquid assets to meet its current operational needs and to provide the necessary maintenance and improvements to its investment property in the near term. As a result, approximately $460,000 was repaid to an affiliate of the Managing General Partner, thereby reducing the balance outstanding as of June 30, 1999 to approximately $10,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") (see "Note D"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the holder of the AMIT loan.

On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

Also, the Partnership had an AMIT note payable, which was collateralized by the Partnership's investment in the Joint Venture with a principal balance of approximately $868,000 and accrued interest of $8,500. In June 1999, the Joint Venture distributed a total of approximately $2,641,000 to the joint venturers from the proceeds of the sale of the property. The Partnership's share of this distribution represented approximately $1,086,000. Upon receipt of the distribution funds, the Partnership repaid its AMIT note payable of approximately $868,000 plus accrued interest of $8,500.

In addition, the Partnership made advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest nor have stated terms of repayment. In June 1999, the advance receivable from the Joint Venture of approximately $164,000 was paid off from the proceeds of the sale of the golf course.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,862.33 (32.46% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $77 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 705 units. As a result, AIMCO and its affiliates currently own 11,859 units of limited partnership interest in the Partnership representing 29.93% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - INVESTMENT IN JOINT VENTURE

The Partnership had a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $3,108,000. In connection with the sale, a commission of approximately $153,000 was paid to the Managing General Partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain is approximately $1,277,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off. The Partnership's pro-rata share of this extraordinary loss is approximately $3,000.

Condensed balance sheet information of the Joint Venture at June 30, 1999, is as follows (in thousands):

 Assets

 Cash                                 $   355

 Other assets                              51

 Total                                $   406

 Liabilities and Partners' Capital

 Other liabilities                    $    15

 Partners' capital                        391

 Total                                $   406

The condensed statements of operations of the Joint Venture for the three and six months ended June 30, 1999 and 1998 are summarized as follows:

                                        Three Months Ended Six Months Ended
                                             June 30,          June 30,
                                           1999      1998   1999     1998
                                          (in thousands)    (in thousands)

Revenues                                $    61  $   541  $    91  $   744
Costs and expenses                         (100)    (364)    (231)    (681)
(Loss) income before gain on sale of
 investment property and extraordinary
 loss on extinguishment of debt             (39)     177     (140)      63
Gain on sale of investment property         223       --    3,108       --
Extraordinary loss on extinguishment
 of debt                                     --       --       (7)      --
Net income                              $   184  $   177  $ 2,961  $    63

The Partnership realized equity income of approximately $1,220,000 and $26,000 in the Joint Venture for the six months ended June 30, 1999, and 1998, respectively. The Partnership also realized an extraordinary loss on extinguishment of debt of $3,000 for the six months ended June 30, 1999.

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

NOTE E - CASUALTY

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. In prior years, a gain was recognized only to the extent of the loss recognized due to the write-off of assets. A casualty gain of approximately $346,000 resulting from the receipt of insurance proceeds was recognized during the six months ended June 30, 1998. The anticipated total insurance proceeds expected to be received over time will approximate the costs anticipated to be incurred to replace the assets.

NOTE F - SEGMENT REPORTING

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

               1999                  Residential     Other       Totals

Rental income                         $ 3,794       $    --     $ 3,794
Other income                              163            18         181
Interest expense                        1,443            --       1,443
Depreciation                              744            --         744
General and administrative expense         --           103         103
Equity in income of joint venture          --         1,220       1,220
Equity in extraordinary loss on
  debt extinguishment of
  joint venture                            --            (3)         (3)
Segment profit                            283         1,132       1,415
Total assets                           12,607         1,720      14,327
Capital expenditures for
  investment property                     307            --         307

               1998                  Residential     Other       Totals

Rental income                         $ 3,553       $    --     $ 3,553
Other income                              170            15         185
Casualty gain                             346            --         346
Interest expense                        1,454            --       1,454
Depreciation                              748            --         748
General and administrative expense         --            97          97
Equity in income of joint venture          --            26          26
Segment profit (loss)                     283           (56)        227
Total assets                           13,267         1,139      14,406
Capital expenditures for
  investment property                     142             --        142

NOTE G - LEGAL PROCEEDINGS

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 1999 and 1998:

                                 Average Occupancy

                                  1999         1998

Fox Run Apartments

Plainsboro, New Jersey            98%           97%


Results of Operations

The Partnership's net income for the six months ended June 30, 1999 was approximately $1,415,000 compared to approximately $227,000 for the corresponding period in 1998. The Partnership recorded a net income of approximately $129,000 for the three months ended June 30, 1999 compared to a net income of approximately 236,000 for the corresponding period in 1998. The increase in net income for the six months ended June 30, 1999 compared to the corresponding period in 1998 is due to the recognition of the gain on disposal of the Princeton Meadows Golf Course Joint Venture. Net income before equity in income and extraordinary loss on debt extinguishment of joint venture for the three and six months ended June 30, 1999 decreased as compared to the corresponding periods in 1998 due to a decrease in total revenues offset by a slight decrease in total expenses. The decrease in total revenues was primarily due to the recognition of a casualty gain during the six months ended June 30, 1998, which was partially offset by an increase in rental income at Fox Run Apartments during the six months ended June 30, 1999 due to an increase in average occupancy and the average rental rate.

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. In prior years, a gain was recognized only to the extent of the loss recognized due to the write-off of assets. A casualty gain of approximately $346,000 resulting from the receipt of insurance proceeds was recognized during the six months ended June 30, 1998. The anticipated total insurance proceeds expected to be received over time will approximate the costs anticipated to be incurred to replace the assets.

Total expenses for the three and six months ended June 30, 1999 decreased slightly, primarily due to a decrease in operating expense. A decrease in property tax expense also contributed to the decrease in total expenses for the six months ended June 30, 1999. The decrease in operating expense is primarily attributable to decreases in salaries and related expenses and utilities. Also, insurance expense decreased as a result of a change in insurance carriers. Property tax expense decreased for the six months ended June 30, 1999 due to the timing of the receipt of tax bills for 1999 and 1998 which affected the accruals recorded at June 30, 1999 and 1998.

General and administrative expense remained relatively constant for the six months ended June 30, 1999. Included in general and administrative expense at both June 30, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership had a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000.
The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, resulting in a gain on sale of approximately $3,108,000. For the six months ended June 30, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,220,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,277,000 and the equity in loss on operations of $57,000, as compared to equity in income of the Joint Venture of approximately $26,000 for the six months ended June 30, 1998.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $2,130,000 as compared to approximately $1,424,000 at June 30, 1998. Cash and cash equivalents increased approximately $923,000 for the period June 30, 1999, from the Registrant's fiscal year-end and is primarily due to approximately $1,015,000 of cash provided by operating activities and approximately $943,000 of cash provided by investing activities, which is partially offset by approximately $1,035,000 of cash used in financing activities. Cash provided by investing activities consisted of distributions from the joint venture and repayment of advances to the joint venture, which is partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fox Run Apartments and the repayment of the AMIT note payable. The Registrant invests its working capital reserves in a money market cash account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements.

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Fox Run Apartments requires approximately $2,192,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $2,021,000 for 1999 at the property, which include certain of the required improvements and consist of roof repairs, landscaping and irrigation improvements, and parking lot repairs. As of June 30, 1999, the Partnership spent approximately $307,000 on capital improvements at Fox Run Apartments, primarily consisting of interior decorating, parking lot repairs, carpet and cabinet replacements, landscaping, appliance replacements, water heater upgrades and other building improvements. These improvements were funded from cash flow. The additional capital improvements planned for 1999 at the Partnership's property will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,233,000 encumbering Fox Run is being amortized over periods ranging from 15 to 30 years with a balloon payment of $29,107,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no cash distributions during the six months ended June 30, 1999 and 1998. Subsequent to the quarter ended June 30, 1999, the Managing General Partner approved a distribution of approximately $200,000, of which $198,000 is to be paid to limited partners ($5.00 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancing, and/or sale of the property. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 12,862.33 (32.46% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $77 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 705 units. As a result, AIMCO and its affiliates currently own 11,859 units of limited partnership interest in the Partnership representing 29.93% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b) Reports on Form 8-K:

   None filed during the quarter ended June 30, 1999.


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


                                  ANGELES PARTNERS XI

                                  By:   Angeles Realty Corporation II
                                        Managing General Partner


                                  By:   /s/ Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President


                                  By:   /s/ Carla R. Stoner
                                        Carla R. Stoner
                                        Senior Vice President
                                        Finance and administration


                                  Date: