Form 10QSB
period 1999-09-30
ANGELES PARTNERS XI
filed 1999-11-12
CIK 702986

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                              ANGELES PARTNERS XI
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                            $  2,354
Receivables and deposits                                                  981
Other assets                                                              308
Investment in joint venture                                               157
Investment properties:
Land                                                     $  3,998
Buildings and related personal property                    26,419
                                                           30,417
Less accumulated depreciation                             (19,790)     10,627
                                                                     $ 14,427
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                     $     84
Tenant security deposit liabilities                                       596
Other liabilities                                                         641
Mortgage notes payable                                                 30,130
Partners' Deficit
General partners                                          $   (486)
Limited partners (39,627 units issued and
outstanding)                                               (16,538)   (17,024)

                                                                     $ 14,427

          See Accompanying Notes to Consolidated Financial Statements


b)

                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                       Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                        1999      1998      1999      1998
Revenues:
Rental income                          $1,913    $1,814    $ 5,707   $ 5,367
Other income                              117       136        298       321
Casualty gain                             120        --        120       346
Total revenues                          2,150     1,950      6,125     6,034
Expenses:
Operating                                 515       676      1,625     1,858
General and administrative                 44        43        147       140
Depreciation                              384       374      1,128     1,122
Interest                                  698       726      2,141     2,180
Property taxes                            203        204       580       606
Total expenses                          1,844      2,023     5,621     5,906
Income (loss) before equity in income
 (loss) and extraordinary loss on
 debt extinguishment of joint venture     306       (73)       504       128
Equity in income (loss) of joint
  venture (Note D)                         (6)       29      1,214        55
Income (loss) before equity in
 extraordinary loss on debt
 extinguishment of joint venture          300       (44)     1,718       183
Equity in extraordinary loss on
   debt extinguishment (Note D)            --        --        (3)        --
Net income (loss)                      $  300    $   (44)  $ 1,715   $   183

Net income allocated
to general partners (1%)               $    3    $    --   $    17   $     2
Net income (loss) allocated
to limited partners (99%)                 297        (44)    1,698       181

                                      $   300    $   (44)  $ 1,715   $   183
Net income (loss) per limited
 partnership unit:
    Income (loss) before equity in
     extraordinary loss on debt
     extinguishment of joint venture   $  7.50   $ (1.11)  $ 42.93   $  4.57
    Extraordinary loss                      --        --     (.08)        --
                                       $  7.50   $ (1.11)  $ 42.85   $  4.57
Distributions per limited partnership
  unit                                 $  5.00   $    --   $  5.00   $    --

          See Accompanying Notes to Consolidated Financial Statements


c)

                              ANGELES PARTNERS XI
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General     Limited
                                   Units      Partners   Partners     Total

Original capital contributions    40,000      $    30    $ 40,000    $ 40,030

Partners' deficit at
December 31, 1998                 39,627     $   (501)  $ (18,038)   $(18,539)

Net income for the nine months
ended September 30, 1999              --           17       1,698       1,715

Distributions to partners             --           (2)       (198)       (200)

Partners' deficit
at September 30, 1999             39,627     $   (486)   $ (16,538)  $(17,024)

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS XI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         1999        1998
Cash flows from operating activities:
Net income                                             $ 1,715     $    183
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in income of joint venture                       (1,214)         (55)
Equity in extraordinary loss on debt extinguishment
   of joint venture                                          3           --
Depreciation                                             1,128        1,122
  Amortization of loan costs                                84           85
   Casualty gain                                          (120)        (346)
  Change in accounts:
Receivables and deposits                                   (24)         (67)
Other assets                                               (46)          12
Accounts payable                                            26           61
Tenant security deposit liabilities                         34           24
Due to affiliates                                          (33)        (460)
Other liabilities                                          (16)          20
Net cash provided by operating activities                 1,537         579
Cash flows from investing activities:
Property improvements and replacements                     (674)       (438)
Insurance proceeds received related to casualty             372         230
Distributions from joint venture                          1,086          --
Repayment of advance to joint venture                       164          --
Net cash provided by (used in) investing
  activities                                                948        (208)
Cash flows from financing activities:
Repayments of notes payable                               (868)          --
Payment on mortgage notes payable                         (270)          (3)
Distributions to partners                                 (200)          --
Net cash used in financing activities                   (1,338)          (3)

Net increase in cash and cash equivalents                1,147          368

Cash and cash equivalents at beginning of period         1,207          746

Cash and cash equivalents at end of period             $ 2,354     $  1,114
Supplemental disclosure of cash flow information:
Cash paid for interest                                 $ 2,065     $  2,096

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

          See Accompanying Notes to Consolidated Financial Statements


e)

                              ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A _ BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all of the accounts of Fox Run AP XI, L.P., of which the Partnership owns a 99% limited partnership interest. The general partner of Fox Run AP XI, L.P. is AP XI Fox Run GP, LLC, a single member limited liability corporation which is wholly-owned by the Registrant. Thus, these entities are deemed controlled and, therefore, consolidated by the Partnership. All inter-entity balances have been eliminated.

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

The following payments owed to the Managing General Partner and its affiliates during the nine months ended September 30, 1999 and 1998 were paid or accrued:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
  operating expense)                                       $297      $281
Reimbursement for services of affiliates (included
  in investment properties, general and
  administrative and operating expenses)                     90       107
Due to affiliates                                            --        10

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $297,000 and $281,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $90,000 and $107,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses at September 30, 1999 and 1998 is approximately $6,000 and $10,000, respectively, in reimbursements for construction oversight costs.

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

In addition, the Partnership made advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest nor have stated terms of repayment. In June 1999, the advance receivable from the Joint Venture of approximately $164,000 was collected from the proceeds of the sale of the golf course.

On May 13, 1999 and on August 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced tender offers to purchase limited partnership interest in the Partnership for a purchase price of $77 and $110 per unit, respectively. The June offer expired on July 30, 1999 and the August offer expired on October 22, 1999. Pursuant to the offers, AIMCO Properties, L.P. acquired 2,432 units. As a result, AIMCO and its affiliates currently own 13,626 units of limited partnership interest in the Partnership representing approximately 34.4% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.
(See "Note G - Legal Proceedings").

NOTE D - INVESTMENT IN JOINT VENTURE

The Partnership had a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest, resulting in a gain on sale of approximately $3,088,000. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain is approximately $1,269,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

Condensed balance sheet information of the Joint Venture at September 30, 1999, is as follows (in thousands):

Assets
Cash                               $   336
Other assets                            51
  Total                            $   387

Liabilities and Partners' Capital
Other liabilities                  $    12
Partners' capital                      375
  Total                            $   387


The condensed statements of operations of the Joint Venture for the three and nine months ended September 30, 1999 and 1998 are summarized as follows (in thousands):

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          1999      1998      1999      1998

Revenues                                 $     4   $   575   $    94   $ 1,319
Costs and expenses                            --      (490)     (230)   (1,171)
(Loss) income before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt              4         85      (136)      148
Gain (loss) on sale of investment
 property                                   (20)        --     3,088        --
Extraordinary loss on extinguishment
  of debt                                    --         --        (7)       --
Net income (loss)                       $   (16)   $    85   $ 2,945   $   148


The Partnership realized equity income of approximately $1,214,000 and $55,000 in the Joint Venture for the nine months ended September 30, 1999 and 1998, respectively. The Partnership also realized an extraordinary loss on extinguishment of debt of $3,000 for the nine months ended September 30, 1999.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work was in process, with skimmers having been installed at three test wells on the site. These skimmers were in place to detect any residual fuel that may have still been in the ground. The completion date of field work was expected to be in 1999. Upon the sale of the Golf Course, as noted above, the Joint Venture was released from any further responsibility or liability with respect to the clean-up.

NOTE E - CASUALTY

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. In prior years, a gain was recognized only to the extent of the loss recognized due to the write-off of assets. A casualty gain of approximately $346,000 was recognized during the nine months ended September 30, 1998 resulting from the partial receipt of anticipated insurance proceeds. The insurance claim relating to this fire has been settled with additional proceeds of $75,000 and $120,000 being received during the three months ended December 31, 1998 and the nine months ended September 30, 1999, respectively. Total insurance proceeds received approximated the costs incurred to replace the assets.

NOTE F - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

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

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


                 1999                  Residential    Other    Totals
Rental income                            $ 5,707     $    --   $ 5,707
Other income                                 270          28       298
Casualty gain                                120          --       120
Interest expense                           2,141          --     2,141
Depreciation                               1,128          --     1,128
General and administrative expense            --         147       147
Equity in income of joint venture             --       1,214     1,214
Equity in extraordinary loss on
 debt extinguishment of joint venture         --         (3)       (3)
Segment profit                               623      1,092      1,715
Total assets                              12,948      1,479     14,427
Capital expenditures for
  investment properties                     674           --      674

                1998                  Residential    Other      Totals
Rental income                           $ 5,367     $    --    $ 5,367
Other income                                297          24        321
Casualty gain                               346          --        346
Interest expense                          2,180          --      2,180
Depreciation                              1,122          --      1,122
General and administrative expense           --         140        140
Equity in income of joint venture            --          55         55
Segment profit (loss)                       244         (61)       183
Total assets                             12,999       1,056     14,055
Capital expenditures for
  investment properties                     438          --        438

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Fox Run Apartments                          98%        96%
  Plainsboro, New Jersey

Results from Operations

The Partnership's net income for the nine months ended September 30, 1999 was approximately $1,715,000 compared to approximately $183,000 for the corresponding period in 1998. The Partnership recorded net income of approximately $300,000 for the three months ended September 30, 1999 compared to a net loss of approximately $44,000 for the corresponding period in 1998. The increase in net income for the nine months ended September 30, 1999 compared to the corresponding period in 1998 is primarily due to the recognition of the gain on disposal of the Princeton Meadows Golf Course Joint Venture. Income before equity in income and extraordinary loss on debt extinguishment of joint venture for the three and nine months ended September 30, 1999 increased as compared to the corresponding periods in 1998 due to an increase in total revenues and a decrease in total expenses. The increase in revenues was primarily the result of an increase in rental income at Fox Run Apartments due to an increase in average occupancy and the average rental rate. The increase in revenues for the nine month period was partially offset by a decrease in other income and casualty gain.

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. In prior years, a gain was recognized only to the extent of the loss recognized due to the write-off of assets. A casualty gain of approximately $346,000 was recognized during the nine months ended September 30, 1998 resulting from the partial receipt of anticipated insurance proceeds. The insurance claim relating to this fire has been settled with additional proceeds of $75,000 and $120,000 being received during the three months ended December 31, 1998 and the nine months ended September 30, 1999, respectively. Total insurance proceeds received approximated the costs incurred to replace the assets.

Total expenses for the three and nine months ended September 30, 1999 decreased, as compared with the comparable periods in 1998, primarily due to a decrease in operating expense and, to a lesser extent, decreases in interest and property tax expense. The decrease in operating expense is primarily attributable to decreases in salaries and related expenses, utilities, and insurance expense. Insurance expense decreased due to a change in insurance carriers. Also contributing to the decrease in operating expense is the completion of interior painting and landscaping projects at the property during the nine months ended September 30, 1998. Interest expense decreased primarily due to the repayment of the AMIT note payable, which was collateralized by the Partnership's investment in the Joint Venture. In June 1999, the Partnership paid off the principal balance of the AMIT note plus accrued interest upon receiving its share of net proceeds from the sale of Princeton Meadows Golf Course.

General and administrative expense remained relatively constant for the nine months ended September 30, 1999. Included in general and administrative expense at both September 30, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership had a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest resulting in a gain on sale of approximately $3,088,000. For the nine months ended September 30, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,214,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,269,000 and the equity in loss on operations of $55,000, as compared to equity in income of the Joint Venture of approximately $55,000 for the nine months ended September 30, 1998.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment at its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $2,354,000 as compared to approximately $1,114,000 at September 30, 1998. Cash and cash equivalents increased approximately $1,147,000 for the nine month period ended September 30, 1999, from the Registrant's fiscal year-end and is primarily due to approximately $1,537,000 of cash provided by operating activities and approximately $948,000 of cash provided by investing activities, which is partially offset by approximately $1,338,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of distributions from the Joint Venture, and to a lesser extent, the repayment of advances to the Joint Venture and insurance proceeds received as a result of the casualty at Fox Run Apartments, all of which was partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of payments of principal made on the mortgages encumbering Fox Run Apartments and, to a lesser extent, the repayment of the AMIT note payable and distributions to partners. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Fox Run Apartments requires approximately $2,192,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $2,021,000 for 1999 at the property, which include certain of the required improvements and consist of roof upgrades, landscaping and irrigation improvements, and parking lot upgrades. As of September 30, 1999, the Partnership spent approximately $674,000 on capital improvements at Fox Run Apartments, primarily consisting of interior decorating, parking lot improvements, swimming pool enhancements, landscaping, appliance replacements, water heater and electrical upgrades and property replacements due to the 1997 fire at the property. These improvements were funded from cash flow. The additional capital improvements planned for 1999 at the Partnership's property will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $30,130,000 encumbering Fox Run is being amortized over periods ranging from 15 to 30 years with a balloon payment of $29,107,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the nine months ended September 30, 1999, a distribution of $200,000 was paid to partners, of which $198,000 was paid to limited partners (approximately $5.00 per limited partnership unit). There were no cash distributions made during the nine months ended September 30, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offers

On May 13, 1999 and on August 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced tender offers to purchase limited partnership interest in the Partnership for a purchase price of $77 and $110 per unit, respectively. The June offer expired on July 30, 1999 and the August offer expired on October 22, 1999. Pursuant to the offers, AIMCO Properties, L.P. acquired 2,432 units. As a result, AIMCO and its affiliates currently own 13,626 units of limited partnership interest in the Partnership representing approximately 34.4% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.
(See "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27 is filed as an exhibit to this report.

          b)   Reports on Form 8-K:


               None filed during the quarter ended September 30, 1999.


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



                                 ANGELES PARTNERS XI

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date: