Form 10KSB
period 1999-12-31
ANGELES PARTNERS XI
filed 2000-03-08
CIK 702986

March 8, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Partners XI
      Form 10-KSB
      File No. 0-1176

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

-------------------------------------------------------------------------------
               FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      [No Fee Required]

                 For the fiscal year ended December 31, 1999

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

Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $8,157,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of Business

Angeles Partners XI (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on February 14, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Family Partnership, Ltd. and ARC II/AREMCO Partners, Ltd. are the non-managing general partners. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties, a retail/apartment complex, a retail/office complex and an office/warehouse complex. In 1991, the Registrant invested in a joint venture along with two other related partnerships. The Registrant's ownership in this joint venture was 41.1%. On
February 26, 1999, the joint venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party (see "Item 7. Financial Statements, Note C - Investment in Joint Venture"). The Registrant continues to own and operate one apartment complex. See "Item 2. Description of Property".

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

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner, has been providing management services for the Registrant.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of total apartment units in the United States and, competition for apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site. However, the joint venture, in which the Partnership had an equity interest, was responsible for an environmental clean-up. Upon the sale of the Princeton Meadows Golf Course, the joint venture received documents from the purchaser releasing the joint venture from any further responsibility or liability with respect to the clean-up (see "Item 7. Financial Statements, Note C - Investment in Joint Venture").

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Property:

The following table sets forth the Partnership's investment in property:


                              Date of
Property                      Purchase         Type of Ownership             Use

Fox Run Apartments             5/27/83   Fee ownership subject to       Apartments
  Plainsboro, New Jersey                 first and second mortgages(1)  776 units


(1) Property is held by a Limited Partnership in which the Registrant owns a 99% limited partnership interest. The general partner of this entity is a limited liability company of which the Registrant is the sole member.

The Partnership also has a 41.1% investment in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party (see "Item 7. Financial Statements, Note C - Investment in Joint Venture").

Schedule of Property:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                        Gross
                       Carrying   Accumulated    Useful                  Federal
Property                Value    Depreciation     Life      Method      Tax Basis
--------                -----    ------------     ----      ------      ---------
                           (in thousands)                            (in thousands)

Fox Run Apartments    $30,614      $20,142      5-20 yrs     S/L        $ 9,217
                       ======       ======                               ======

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note L - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's property.


                        Principal                                          Principal
                        Balance At                                          Balance
                       December 31,   Interest    Period     Maturity       Due At
      Property             1999         Rate    Amortized    Date (2)      Maturity
      --------             ----         ----    ---------    --------      --------
                      (in thousands)                                    (in thousands)
Fox Run Apartments
  1st mortgage           $27,652       8.32%    27 yrs(1)     1/2002       $26,916
  2nd mortgage             2,336      15.29%    15 yrs(1)     1/2002         2,192
                          ------                                            ------
  Total                  $29,988                                           $29,108
                          ======                                            ======

(1) Interest only payments, until February 1999, at which time the monthly payment was increased to include principal and interest.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans, and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for the property:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                     ------------                 ---------
                                      (per unit)
 Property                        1999           1998          1999         1998
 --------                        ----           ----          ----         ----

 Fox Run Apartments             $10,019        $9,537         97%           97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The apartment complex of the Partnership is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that this property is adequately insured and in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age. See "Capital Improvements" below for information related to budgeted capital improvements at the property. The apartment complex leases units for terms of one year or less. No residential tenant leases 10% or more of the available rental space.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 were:

                                    1999             1999
                                  Billing            Rate
                                  -------            ----
                               (in thousands)

Fox Run Apartments                  $793             2.7%

Capital Improvements:

Fox Run Apartments

The Partnership completed approximately $871,000 in capital expenditures at Fox Run Apartments as of December 31, 1999, consisting primarily of interior enhancements, parking lot improvements, swimming pool enhancements, landscaping, water heater and electrical upgrades and property replacements due to the 1997 fire at the property. These improvements were funded from cash flow. The
Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $232,800. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

During the quarter ended December 31, 1999, no matter was submitted to a vote of units holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 40,000 Limited Partnership Units aggregating $40,000,000. The Partnership currently has 39,627 Limited Partnership Units outstanding held by 1,925 Limited Partners of record. In 1998, the number of Limited Partnership Units decreased by 10 units due to Limited Partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a Limited Partner relinquishes all rights, title and interest in the Partnership as of the date of abandonment. Affiliates of the Managing General Partner owned 20,667 units or 52.15% of outstanding partnership units at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions

                                                          Per Limited
                                       Aggregate       Partnership Unit

        01/01/98 - 12/31/98         $       --              $    --

        01/01/99 - 12/31/99         $  450,000 (1)          $ 11.23

(1)   Distribution was made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 20,667 units of limited partnership units in the Partnership representing 52.15% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1999 was approximately $1,704,000 compared to approximately $19,000 for the corresponding period in 1998. The increase in net income for the year ended December 31, 1999 compared to the corresponding period in 1998 is primarily due to the recognition of the gain on disposal of the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). Income before equity in income and extraordinary loss on debt extinguishment of the joint venture for the year ended December 31, 1999 increased as compared to the corresponding period in 1998 due to an increase in total revenues and a decrease in total expenses. The increase in total revenues was primarily the result of an increase in rental income at Fox Run Apartments due to an increase in the average rental rate. The increase in rental income for the year was partially offset by a decrease in the casualty gain recognized in 1998 as a result of a fire at Fox Run Apartments in October 1997, which completely destroyed the clubhouse and office. A casualty gain of approximately $421,000 was recognized during the year ended December 31, 1998 resulting from the partial receipt of anticipated insurance proceeds. The insurance claim relating to this fire has been settled with additional proceeds of $120,000 being received during the year ended December 31, 1999. Total insurance proceeds received approximated the costs incurred to replace the assets.

Total expenses for the year ended December 31, 1999 decreased, as compared with the comparable period in 1998, primarily due to a decrease in operating expense and, to a lesser extent, decreases in interest, property tax and depreciation expense, which was partially offset by an increase in general and administrative expense. The decrease in operating expense is primarily attributable to decreases in salaries and related expenses, utilities, and insurance expense. Insurance expense decreased due to a change in insurance carriers which has resulted in lower premiums. Also contributing to the decrease in operating expense is the completion of various projects performed to enhance the appearance of the property and interior painting completed during the year ended December 31, 1998. Interest expense decreased primarily due to the repayment of the note payable to Angeles Mortgage Investment Trust ("AMIT"), which was collateralized by the Partnership's investment in the Joint Venture. In June 1999, the Partnership paid off the principal balance of the AMIT note plus accrued interest upon receiving its share of net proceeds from the sale of Princeton Meadows Golf Course.

The increase in general and administrative expense is primarily due to an increase in legal costs due to the settlement of a legal dispute which was previously disclosed. Included in general and administrative expense at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership has a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. For the year ended December 31, 1999 the Partnership realized equity in income of the Joint Venture of approximately
$1,196,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,270,000 and the equity in loss on operations of $74,000, as compared to equity in loss of the Joint Venture of approximately $5,000 for the year ended December 31, 1998.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by $65,000 ($1.62 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,118,000 as compared to approximately $1,207,000 at December 31, 1998. Cash and cash equivalents increased approximately $911,000 and is primarily due to approximately $1,755,000 of cash provided by operating activities and, to a lesser extent, approximately $886,000 of cash provided by investing activities, which is partially offset by approximately $1,730,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of distributions from the Joint Venture, and to a lesser extent, the repayment of advances to the Joint Venture and insurance proceeds received as a result of the casualty at Fox Run Apartments, all of which was partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fox Run Apartments, the repayment of the AMIT note payable and distributions to partners. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $232,800. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $29,988,000 encumbering Fox Run Apartments is being amortized over periods ranging from 15 to 27 years with balloon payments of $29,108,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the year ended December 31, 1999, distributions of $450,000 were paid to partners, of which approximately $445,000 was paid to limited partners
(approximately $11.23 per limited partnership unit). There were no cash distributions made during the year ended December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners in 2000 or subsequent periods.

Tender Offers

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently owns 20,667 units of limited partnership units in the Partnership representing 52.15% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI

We have audited the accompanying consolidated balance sheet of Angeles Partners XI as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note L to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February  21, 2000

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET

                       (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                $  2,118
   Receivables and deposits                                                      785
   Other assets                                                                  239
   Investment in joint venture (Note C)                                            4
   Investment property (Notes D and G):
      Land                                                    $  3,998
      Buildings and related personal property                   26,616
                                                               -------
                                                                30,614

      Less accumulated depreciation                            (20,142)       10,472
                                                               -------       -------
                                                                            $ 13,618

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $     42
   Tenant security deposits                                                      569
   Other liabilities                                                             304
   Mortgage notes payable (Notes D and G)                                     29,988

Partners' Deficit

   General partners                                            $ (489)
   Limited partners (39,627 units issued and
      outstanding)                                             (16,796)      (17,285)
                                                               -------       -------
                                                                            $ 13,618

          See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)

                                                                Years Ended
                                                                December 31,

                                                               1999       1998

Revenues:
   Rental income                                           $ 7,638       $7,204
   Other income                                                399          403
   Casualty gain                                               120          421
                                                            ------       ------
      Total revenues                                         8,157        8,028
                                                            ------       ------
Expenses:
   Operating                                                 2,307        2,558
   General and administrative                                  258          216
   Depreciation                                              1,480        1,514
   Interest                                                  2,836        2,907
   Property taxes                                              765          809
                                                            ------       ------
      Total expenses                                         7,646        8,004
                                                            ------       ------
Income before equity in income(loss) and extraordinary
 loss on debt extinguishment of joint venture                  511           24
Equity in income (loss) of joint
  venture (Note C)                                           1,196           (5)
                                                            ------       ------
Income before equity in extraordinary loss
  on debt extinguishment of joint venture                    1,707           19
Equity in extraordinary loss on
   debt extinguishment (Note C)                                 (3)          --
                                                            ------       ------
Net income                                                 $ 1,704      $    19
                                                            ======       ======


Net income allocated to general partners (1%)              $    17      $    --

Net income allocated to limited partners (99%)               1,687           19
                                                            ------       ------
                                                           $ 1,704      $    19
                                                            ======       ======
Net income per limited partnership unit:
    Income before equity in extraordinary loss on debt
       extinguishment of joint venture                     $ 42.65      $   .48
    Extraordinary loss                                        (.08)          --
                                                           -- ----       ------
                                                           $ 42.57      $   .48
                                                            ======       ======

Distributions per limited partnership unit                 $ 11.23      $    --
                                                            ======       ======

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total


Original capital contributions           40,000      $    30    $ 40,000    $ 40,030
                                         ======       ======      ======      ======

Partners' deficit
   at December 31, 1997                  39,637      $  (501)   $(18,057)   $(18,558)

Net income for the year ended
   December 31, 1998                         --           --          19          19

Abandonment of Limited
   Partnership units (Note H)               (10)          --          --          --
                                         ------       ------     -------     -------

Partners' deficit at
   December 31, 1998                     39,627         (501)    (18,038)    (18,539)

Net income for the year
   ended December 31, 1999                   --           17       1,687        1,704

Distributions to partners                    --           (5)       (445)        (450)
                                         ------       ------     -------      -------

Partners' deficit
   at December 31, 1999                  39,627      $  (489)   $(16,796)   $(17,285)
                                         ======       ======     =======     =======

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                              Year Ended December 31,
                                                                  1999        1998

Cash flows from operating activities:


  Net income                                                   $ 1,704      $    19
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Equity in (income) loss of joint venture                     (1,196)           5
   Equity in extraordinary loss on debt extinguishment
     Of joint venture                                                3           --
   Depreciation                                                  1,480        1,514
   Amortization of loan costs                                      113          113
   Casualty gain                                                  (120)        (421)
   Change in accounts:
      Receivables and deposits                                     172         (202)
      Other assets                                                  (6)          14
      Accounts payable                                             (16)         (14)
      Tenant security deposit liabilities                            7           21
      Due to affiliate                                               2         (437)
      Other liabilities                                           (388)         224
                                                                ------       ------

      Net cash provided by operating activities                  1,755          836
                                                                ------       ------

Cash flows from investing activities:

  Property improvements and replacements                          (871)        (601)
  Distributions from joint venture                               1,221           --
  Repayment of advance to joint venture                            164           --
  Insurance proceeds received related to casualty                  372          230
                                                                ------       ------

       Net cash provided by (used in) investing activities         886         (371)
                                                                ------       ------

Cash flows from financing activities:

  Payments on mortgage notes payable                              (412)          (4)
  Repayments of notes payable                                     (868)          --
  Distributions to partners                                       (450)          --
                                                                ------       ------

       Net cash used in financing activities                    (1,730)          (4)
                                                                ------       ------

Increase in cash and cash equivalents                              911          461

Cash and cash equivalents at beginning of year                   1,207          746
                                                                ------       ------

Cash and cash equivalents at end year                          $ 2,118      $ 1,207
                                                                ======       ======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 2,954      $ 2,794
                                                                ======       ======

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XI (the "Registrant" or "Partnership") is a California limited partnership organized on February 14, 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Management and Investment Company ("AIMCO") (See "Note B - Transfer of Control"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. The Elliott Family Partnership, Ltd. and ARC II/AREMCO Partners, Ltd. are the non-managing general partners. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 1999, the Partnership operates one residential property located in Plainsboro, New Jersey.

Principles of Consolidation: The Partnership's consolidated financial statements included all the accounts of Fox Run AP XI, L.P., of which the Partnership owns a 99% limited partnership interest. The general partner of Fox Run AP XI, L.P. is AP XI Fox Run GP, LLC, a single member limited liability corporation which is wholly-owned by the Registrant. Thus, these partnerships are deemed controlled and, therefore, consolidated by the Partnership. All interentity balances have been eliminated.

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

Upon the sale or other disposition, or refinancing, of any asset of the Partnership the Distributable Net Proceeds shall be distributed as follows: (i) first, to the Partners in proportion to their Original Capital Investment applicable to the property; (ii) second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution; (iii) third, to the Managing General Partner until it has received an amount equal to the difference between (a) 3% of the Aggregate Disposition Prices (as defined in the Partnership Agreement) of all properties and investments sold or otherwise disposed of, or refinanced by the Partnership, on a cumulative basis and (b) all distributions previously received by the Managing General Partner pursuant to this clause; (iv) fourth, to the Partners until the Limited Partners have received distributions from all sources equal to an additional cumulative return of 4% per annum on their Adjusted Capital Investment; and (v) thereafter, 85% to the Limited Partners and Non-Managing General Partners in proportion to their interests and 15% ("Incentive Interest") to the Managing General Partner.

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

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on its rental payments.

Loan Costs: Loan costs of approximately $564,000 at December 31, 1999, are included in other assets on the balance sheet and are being amortized on a straight-line basis over the life of the loan. Accumulated amortization of approximately $348,000 at December 31, 1999, is also included in other assets.

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

Investment Properties: The Partnership owns and operates one investment property consisting of an apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 1999 or 1998.

Depreciation: Depreciation is calculated by the straight-line and accelerated methods over the estimated lives of the rental property and personal property. For Federal income tax purposes, the accelerated cost recovery method is used
(1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 5-20 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note L).

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note J" for detailed disclosure of the Partnership's segments.)

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $45,000 and $54,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Investment in Joint Venture

The Partnership has a 41.1% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain is approximately $1,270,000 and its equity in loss on operations of the Joint Venture amounted to approximately $74,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

Condensed balance sheet information of the Joint Venture at December 31, 1999, is as follows (in thousands):

Assets

Cash                                        $     17
                                             -------
  Total                                     $     17
                                             =======

Liabilities and Partners' Capital
Other liabilities                           $      7
Partners' capital                                 10
                                             -------
  Total                                     $     17
                                             =======

The condensed statement of operations of the Joint Venture for the years ended December 31, 1999 and 1998, are summarized as follows (in thousands):

                                                    Years Ended
                                                   December 31,
                                                 1999        1998

Revenues                                       $   104      $ 1,667
Costs and expenses                                (283)      (1,681)
                                                 -----       ------
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                  (179)        (14)
Gain on sale of investment property              3,090          --
Extraordinary loss on extinguishment
  of debt                                           (7)         --
                                                 -----       -----
Net income (loss)                              $ 2,904       $ (14)
                                                ======        ====

The Partnership recognized its 41.1% equity income of approximately $1,196,000 and equity loss of approximately $5,000 in the Joint Venture for the years ended December 31, 1999 and 1998, respectively. The Partnership also recognized an extraordinary loss on extinguishment of debt of $3,000 for the year ended December 31, 1999.

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

In November 1995, representatives of the Joint Venture and the New Jersey DEP met and developed a plan of action to clean-up the contamination site at Princeton Meadows Golf Course. The Joint Venture engaged an engineering firm to conduct consulting and compliance work and a second firm to perform the field work necessary for the clean-up. Field work commenced with skimmers installed at three test wells on the site. These skimmers were in place to detect any residual fuel that may still be in the ground. Upon the sale of the Golf Course, as noted above, the Joint Venture was released from any further responsibility or liability with respect to the clean-up.

Note D - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                             Monthly                              Principal    Principal
                             Payment        Stated                 Balance     Balance At
                            Including      Interest    Maturity    Due At     December 31,
Property                     Interest        Rate        Date     Maturity        1999
--------                     --------        ----        ----     --------        ----
                          (in thousands)                               (in thousands)

Fox Run Apartments

  1st mortgage               $222(1)        8.32%       1/2002   $26,916       $27,652
  2nd mortgage                 36(1)       15.29%       1/2002     2,192         2,336
                              ---                                 ------        ------
     Total                   $258                                $29,108       $29,988
                              ===                                 ======        ======

(1) Interest only payments, until February 1999, at which time the monthly payment was increased to include principal and interest.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment property and by pledge of revenues from the rental property. The notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing note indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                                2000           $   413
                                2001               493
                                2002            29,082
                                                ------
                                               $29,988

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income:

                                              1999                  1998
                                              ----                  ----
                                           (in thousands, except unit data)
Net income as reported                     $ 1,704               $    19
Add (deduct):
Depreciation differences                     1,619                 1,144
Equity in income of Joint Venture             (565)                   --
Unearned income                                (19)                  (14)
Miscellaneous                                  (14)                   17
                                            ------                ------
Federal taxable income                       2,725                 1,166
                                            ======                ======
Federal taxable income
  per limited partnership unit             $ 64.70               $ 29.14
                                            ======                ======

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported            $(17,285)
Land and buildings                        2,896
Accumulated depreciation                 (4,151)
Syndication and distribution costs        5,261
Other                                       593
                                        -------

Net deficiency - Federal tax basis     $(12,686)
                                        =======

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments owed to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998 were paid or accrued:

                                                               1999      1998
                                                               ----      ----
                                                               (in thousands)

Property management fees (included in operating expense)      $ 398     $ 376

Partnership management fee (included in general and              35        23
  administrative expense (*))

Reimbursement for services of affiliates (included in
 operating and general and administrative expenses
 and investment property)                                       128       142

Due to affiliates                                                35        33

(*) The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $398,000 and $376,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $128,000 and $142,000 for the years ended December 31, 1999 and 1998, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to the Joint Venture (see "Note C"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the holder of the AMIT loan.

On February 26, 1999, Princeton Meadows Golf Course was sold to an unaffiliated third party. Upon closing, the AMIT principal balance of $1,567,000 plus accrued interest of approximately $17,000 was paid off.

Also, the Partnership had an AMIT note payable, which was collateralized by the Partnership's investment in the Joint Venture with a principal balance of approximately $868,000 and accrued interest of $8,500. In June 1999, the Joint Venture distributed a total of approximately $2,641,000 to the joint venturers from the proceeds of the sale of the property. The Partnership's share of this distribution was approximately $1,086,000. Upon receipt of the distribution funds, the Partnership repaid its AMIT note payable of approximately $868,000 plus accrued interest of $8,500.

In addition, the Partnership made advances to the Joint Venture as deemed appropriate by the Managing General Partner. These advances did not bear interest nor have stated terms of repayment. In June 1999, the advance receivable from the Joint Venture of approximately $164,000 was collected from the proceeds of the sale of the golf course.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently owns 20,667 units of limited partnership units in the Partnership representing 52.15% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note G - Real Estate and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              --------------
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
       Description         Encumbrances     Land      Property      Acquisition
       -----------         ------------     ----      --------      -----------
                                                                   (in thousands)


Fox Run Apartments            $29,988    $ 3,998       $20,990       $ 5,626
                               ======     ======        ======        ======




                          Gross Amount At Which Carried
                              At December 31, 1999
                                 (in thousands)

                               Buildings
                              And Related

                                Personal              Accumulated      Date     Depreciable
     Description       Land     Property     Total    Depreciation   Acquired   Life-Years
     -----------       ----     --------     -----    ------------   --------   ----------
                                                     (in thousands)


Fox Run Apartments    $3,998    $26,616    $30,614      $20,142      5/27/83       5-20
                       =====     ======     ======       ======

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                  ----            ----
                                                     (in thousands)

Investment Property

Balance at beginning of year                   $29,743          $29,142
    Property improvements                          871              601
                                                ------           ------

Balance at end of year                         $30,614          $29,743
                                                ======           ======

Accumulated Depreciation

Balance at beginning of year                   $18,662          $17,148
    Additions charged to expense                 1,480            1,514
                                                ------           ------

Balance at end of year                         $20,142          $18,662
                                                ======           ======

Note H - Abandonment of Limited Partnership Units

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1999 and 1998, is approximately $33,510,000 and $32,639,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $24,293,000 and $23,938,000, respectively.

In 1998, the number of Limited Partnership Units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of the net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no such abandonments during 1999.

Note I - Casualty

In October, 1997, there was a fire at Fox Run Apartments that completely destroyed the clubhouse and office. A casualty gain of approximately $421,000 was recognized during the year ended December 31, 1998 resulting from the partial receipt of anticipated insurance proceeds. The insurance claim relating to this fire has been settled with additional proceeds of $120,000 being received during the year ended December 31, 1999. Total insurance proceeds received approximated the costs incurred to replace the assets.

Note J - Segment Reporting

Description of the types of products from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex located in Plainsboro, New Jersey. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.


Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                    Residential      Other       Totals
----                                    -----------      -----       ------

Rental income                             $ 7,638         $ --      $ 7,638
Other income                                  353            46         399
Interest expense                            2,836            --       2,836
Depreciation                                1,480            --       1,480
General and administrative expense             --           258         258
Casualty gain                                 120            --         120
Equity in income of joint venture              --         1,196       1,196
Equity in extraordinary loss on
  debt extinguishment of joint
    venture                                    --            (3)         (3)
Segment profit                                723           981       1,704
Total assets                               12,706           912      13,618
Capital expenditures for investment
 property                                     871            --         871

                 1998                   Residential      Other       Totals
                 ----                   -----------      -----       ------

Rental income                             $ 7,204         $ --      $ 7,204
Other income                                  374            29         403
Interest expense                            2,907            --       2,907
Depreciation                                1,514            --       1,514
General and administrative expense             --           216         216
Casualty gain                                 421            --         421
Equity in loss of joint venture                --            (5)         (5)
Segment profit (loss)                         211          (192)         19
Total assets                               13,087           952      14,039
Capital expenditures for investment
 property                                     601            --         601

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note L - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by $65,000 ($1.62 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an affect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective, October 1, 1998 and February 26, 1999, Insignia and IPT were respectively merged into Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names and ages of, as well as the positions and offices held by, the executive officers and director of the Managing General Partner, are set forth below. There are no family relationships between or among any officers and directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

Insignia Properties LP                           80             0.202%
(an affiliate of AIMCO)
Cooper River Properties, LLC                  8,782            22.162%
(an affiliate of AIMCO)
AIMCO Properties, LP                         11,805            29.790%
(an affiliate of AIMCO)

Cooper River Properties, LLC, and Insignia Properties LP are indirectly ultimately owned by AIMCO. The business address of Insignia Properties LP and Cooper River Properties, LLC is 55 Beattie Place, Greenville, SC 29602. AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units, the General Partners may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12. Certain Relationships and Related Transactions

No transactions have occurred between the Partnership and any officer or director of ARC II.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments owed to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998 were paid or accrued:

                                                               1999      1998
                                                               ----      ----
                                                               (in thousands)

Property management fees                                      $ 398     $ 376

Partnership management fee (*)                                   35        23

Reimbursement for services of affiliates                        128       142

Due to affiliates                                                35        33

(*) The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services.

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $398,000 and $376,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $128,000 and $142,000 for the years ended December 31, 1999 and 1998, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to the Princeton Meadows Golf Course Joint Venture ("Joint Venture") (see "Part II. Item 7. Financial Statements, Note C - Investment in Joint Venture"). Pursuant to a series of transactions, affiliates of the Managing General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, the entity which controlled the Managing General Partner. Effective February 26, 1999, IPT was merged into AIMCO. As a result, AIMCO became the holder of the AMIT loan.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently owns 20,667 units of limited partnership units in the Partnership representing 52.15% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

               Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth  quarter  of the  calendar  year
               1999:

               None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ANGELES PARTNERS XI
                                 -------------------
                                 (A California Limited Partnership)
                                  (Registrant)

                                 By:     Angeles Realty Corporation II
                                         Its Managing General Partner

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

/s/Patrick J. Foye                       Date:
------------------
Patrick J. Foye
Executive Vice President
and Director

/s/Martha L. Long                        Date:
-----------------
Martha L. Long
Senior Vice President
and Controller

                               ANGELES PARTNERS XI

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

      3.1 Amended Agreement of Limited Partnership dated February 26, 1982, filed in Form 10-K dated November 30, 1983, incorporated herein by reference

      10.1        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Fox Run I and II Apartments filed in Form 8-K dated June 30, 1983, incorporated herein by reference

      10.2        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Harbour Landing Apartments filed in Form 8-K dated December 21, 1983, incorporated herein by reference

      10.3        Agreement of Purchase and Sale of Real  Property with Exhibits
                  - Westmont Village Apartments filed in Form 8-K dated March 30, 1984, incorporated herein by reference.

      10.4 Multi Family Note, dated June 11, 1986 - Fox Run Apartments I and II filed in Form 8-K dated November 30, 1986, incorporated herein by reference

      10.5        Second  Trust  deed  dated   September  22,  1987  -  Fox  Run
                  Apartments filed in Form 10-K, dated November 30, 1987, and is incorporated herein by reference

      10.6 Agreement to Accept Deed in Lieu of Foreclosure - Boca Plaza Shopping Center filed in Form 8-K dated January 15, 1991, incorporated herein by reference

      10.7 Order appointing receiver - Springside Apartments dated April 24, 1991 filed in Form 10Q dated May 14, 1991, incorporated herein by reference

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

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27          Financial Data Schedule.

                                                                    Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation II

Managing General Partner of Angeles Partners XI
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note L of Notes to the Consolidated Financial Statements of Angeles Partners XI included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                             Very truly yours,
                                                         /s/ Ernst & Young LLP