Form 10QSB
period 2000-03-31
ANGELES PARTNERS XI
filed 2000-05-04
CIK 702986

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

                   For the quarterly period ended March 31, 2000

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $  2,611
   Receivables and deposits                                                      647
   Other assets                                                                  281
   Investment in joint venture                                                     4
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                  26,762
                                                               30,760

      Less accumulated depreciation                            (20,517)       10,243
                                                                            $ 13,786

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $    103
   Tenant security deposits                                                      577
   Other liabilities                                                             463
   Mortgage notes payable                                                     29,907

Partners' Deficit

   General partners                                             $ (489)
   Limited partners (39,627 units issued and
      outstanding)                                             (16,775)      (17,264)
                                                                            $ 13,786

            See Accompanying Notes to Consolidated Financial Statements


b)

                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                           Three Months Ended
                                                               March 31,
                                                           2000        1999
Revenues:
   Rental income                                         $1,903       $1,886
   Other income                                              99           87
      Total revenues                                      2,002        1,973
Expenses:
   Operating                                                668          493
   General and administrative                                45           55
   Depreciation                                             375          378
   Interest                                                 684          727
   Property taxes                                           209          175
      Total expenses                                      1,981        1,828
Income before equity in income
 and extraordinary loss on
 debt extinguishment of joint venture                        21          145
Equity in income of joint
  venture (Note D)                                           --        1,144
Income before equity in
 extraordinary loss on debt
 extinguishment of joint venture                             21        1,289
Equity in extraordinary loss on
   debt extinguishment (Note D)                              --           (3)
Net income                                               $   21       $1,286

Net income allocated to general partners (1%)            $   --       $   13
Net income allocated to limited partners (99%)               21        1,273

                                                         $   21       $1,286
Net income per limited partnership unit:
    Income before equity in extraordinary loss on
      debt extinguishment of joint venture               $  .53       $32.20
    Extraordinary loss                                       --         (.08)
                                                         $  .53       $32.12

            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000     $ 40,030

Partners' deficit at
   December 31, 1999                   39,627        $ (489)     $ (16,796)    $(17,285)

Net income for the three months
   ended March 31, 2000                    --             --            21           21

Partners' deficit
   at March 31, 2000                   39,627        $ (489)     $ (16,775)    $(17,264)

            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $    21     $ 1,286
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Equity in income of joint venture                                 --      (1,144)
   Equity in extraordinary loss on debt extinguishment
      of joint venture                                               --           3
   Depreciation                                                     375         378
   Amortization of loan costs                                        28          28
  Change in accounts:
      Receivables and deposits                                      138        (231)
      Other assets                                                  (51)        (54)
      Accounts payable                                               61         (15)
      Tenant security deposit liabilities                             8          14
      Other liabilities                                             140         191

       Net cash provided by operating activities                    720         456

Cash flows used in investing activities:

  Property improvements and replacements                           (146)       (172)

Cash flows used in financing activities:

  Payment on mortgage notes payable                                 (81)        (68)

Net increase in cash and cash equivalents                           493         216

Cash and cash equivalents at beginning of period                  2,118       1,207

Cash and cash equivalents at end of period                      $ 2,611     $ 1,423

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   434     $   699

            See Accompanying Notes to Consolidated Financial Statements


e)

                               ANGELES PARTNERS XI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The Partnership's consolidated financial statements include all of the accounts of Fox Run AP XI, L.P., of which the Partnership owns a 99% limited partnership interest. The general partner of Fox Run AP XI, L.P. is AP XI Fox Run GP, LLC, a single member limited liability corporation which is wholly-owned by the Registrant. Thus, these Partnerships are deemed controlled and, therefore, consolidated by the Partnership. All inter-entity balances have been eliminated.

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

The following payments owed to the Managing General Partner and affiliates during the three months ended March 31, 2000 and 1999 were paid or accrued:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $ 99       $ 98
   Reimbursement for services of affiliates (included
     in general and administrative and operating
     expenses and investment property)                          30         33
   Due to affiliates                                            35         33

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $99,000 and $98,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $30,000 and $33,000 for the three months ended March 31, 2000 and 1999, respectively.

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

AIMCO and its affiliates currently own 20,667 limited partnership units in the Partnership representing 52.15% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 52.15% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Investment in Joint Venture

The Partnership has a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. As of March 31, 1999, the Joint Venture recorded a gain on sale of approximately $2,885,000 after the write-off of undepreciated fixed assets. Subsequent to March 31, 1999, in connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at March 31, 1999 was approximately $1,186,000 and its equity in loss on operations of the Joint Venture at March 31, 1999 amounted to approximately $42,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

Condensed balance sheet information of the Joint Venture at March 31, 2000, is as follows (in thousands):

                    Assets

                    Cash                                $    17
                      Total                             $    17

                    Liabilities and Partners' Capital
                    Other liabilities                   $     7
                    Partners' capital                        10
                      Total                             $    17

The condensed statement of operations of the Joint Venture for the three months ended March 31, 2000 and 1999 are summarized as follows (in thousands):

                                                      Three Months Ended
                                                          March 31,
                                                     2000             1999

Revenues                                             $  --          $    30
Costs and expenses                                      --             (131)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                        --             (101)
Gain on sale of investment property                     --            2,885
Extraordinary loss on extinguishment
  of debt                                               --               (7)
Net income                                           $  --          $ 2,777

The Partnership recognized its 41.1% equity income of approximately $1,144,000 in the Joint Venture for the three months ended March 31, 1999. The Partnership also realized an extraordinary loss on extinguishment of debt of $3,000 for the three months ended March 31, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the three months ended March 31, 2000. Therefore the Partnership did not recognize any equity in the Joint Venture for the three months ended March 31, 2000. In addition, the Partnership anticipates that after filing the final tax return of the Joint Venture during the second quarter of 2000, all remaining assets and liabilities of the Joint Venture will be liquidated.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                   2000                    Residential   Other     Totals
  Rental income                              $ 1,903      $ --    $ 1,903
  Other income                                    89        10         99
  Interest expense                               684        --        684
  Depreciation                                   375        --        375
  General and administrative expense              --        45         45
  Segment profit (loss)                           56       (35)        21
  Total assets                                12,676      1,110    13,786
  Capital expenditures for
    investment property                          146         --       146

               1999                   Residential    Other      Totals
Rental income                             $ 1,886       $ --      $ 1,886
Other income                                   80           7          87
Interest expense                              727          --         727
Depreciation                                  378          --         378
General and administrative expense             --          55          55
Equity in income of joint venture              --       1,144       1,144
Equity in extraordinary loss on debt
 extinguishment of joint venture               --          (3)         (3)
Segment profit                                193       1,093       1,286
Total assets                               12,860       2,587      15,447
Capital expenditures for
  investment property                         172          --         172

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Fox Run Apartments                            93%        98%
        Plainsboro, New Jersey

The Managing General Partner attributes the decrease in occupancy at Fox Run Apartments to increased home purchases and tenant job transfers during the first quarter of 2000.

Results from Operations

The Partnership's net income for the three months ended March 31, 2000 was approximately $21,000 compared to approximately $1,286,000 for the corresponding period in 1999. The decrease in net income is primarily due to the recognition of the gain on disposal of the Princeton Meadows Golf Course Joint Venture ("Joint Venture") during the three months ended March 31, 1999. Income before equity in income and extraordinary loss on debt extinguishment of the joint venture for the three months ended March 31, 2000 decreased as compared to the corresponding period in 1999 due to an increase in total expenses which was partially offset by an increase in total revenues. The increase in total revenues was the result of increases in rental and other income. Other income increased due to increases in corporate unit revenue. Rental income increased due to an increase in average rental rates at Fox Run Apartments which more than offset the decrease in average occupancy.

Total expenses for the three months ended March 31, 2000 increased primarily due to increases in operating expenses and property tax expense which was partially offset by decreases in interest expense and general and administrative expense. The increase in operating expenses was due to increases in utilities, interior painting, snow removal and payroll bonuses. Property tax expense increased due to the timing of the receipt of tax bills in 1999 and 1998, which affected the accruals at March 31, 1999. Interest expense decreased primarily due to the repayment of the note payable to Angeles Mortgage Investment Trust ("AMIT") in 1999, which was collateralized by the Partnership's investment in the Joint Venture. In June 1999, the Partnership paid off the principal balance of the AMIT note plus accrued interest upon receiving its share of net proceeds from the sale of Princeton Meadows Golf Course.

General and administrative expense decreased for the three months ended March 31, 2000 due to a decrease in legal costs due to the settlement of a legal dispute which was previously disclosed during 1999. Included in general and administrative expense at both March 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership has a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. As of March 31, 1999 the Joint Venture recorded a gain on sale of approximately $2,885,000 after the write-off of undepreciated fixed assets. For the three months ended March 31, 2000 the Partnership realized equity in income of the Joint Venture of approximately $1,144,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,186,000 and the equity in loss on operations of $42,000. For the three months ended March 31, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity earnings from the Joint Venture.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,611,000 as compared to approximately $1,423,000 at March 31, 1999. Cash and cash equivalents increased approximately $493,000 for the period ended March 31, 2000, from the Registrant's fiscal year-end and is primarily due to approximately $720,000 of cash provided by operating activities which is partially offset by approximately $146,000 of cash used in investing activities and approximately $81,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering Fox Run Apartments. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $252,000 for capital improvements for the property during 2000 consisting primarily of appliances and floor coverings. As of March 31, 2000, the Partnership spent approximately $146,000 on capital improvements at Fox Run Apartments, primarily consisting of cabinet replacements, carpet and vinyl replacements, appliances, air conditioning units, and electrical upgrades. These improvements were funded from cash flow. The additional improvements planned for 2000 at the Partnership's property will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $29,907,000 encumbering Fox Run Apartments is being amortized over periods ranging from 15 to 27 years with balloon payments of $29,108,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no cash distributions during the three months ended March 31, 2000, or 1999, respectively. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27 is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                Date: May 4, 2000