Form 10QSB
period 2000-06-30
ANGELES PARTNERS XI
filed 2000-08-07
CIK 702986

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                         $  700
   Receivables and deposits                                             646
   Other assets                                                         231
   Investment in joint venture                                            4
   Investment property:
      Land                                              $ 3,998
      Buildings and related personal property            27,552
                                                         31,550

      Less accumulated depreciation                     (20,911)     10,639
                                                                   $ 12,220

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                 $   235
   Tenant security deposits                                             614
   Other liabilities                                                    436
   Mortgage notes payable                                            29,790

Partners' Deficit

   General partners                                      $ (505)
   Limited partners (39,627 units issued and
      outstanding)                                       (18,350)   (18,855)
                                                                   $ 12,220

            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                   Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                    2000        1999        2000       1999
Revenues:
   Rental income                                 $ 1,969     $ 1,908     $ 3,872    $ 3,794
   Other income                                      209          94         308        181
     Total revenues                                2,178       2,002       4,180      3,975

Expenses:
   Operating                                         644         617       1,312      1,110
   General and administrative                         53          48          98        103
   Depreciation                                      394         366         769        744
   Interest                                          684         716       1,368      1,443
   Property taxes                                    209         202         418        377
     Total expenses                                1,984       1,949       3,965      3,777

Income before equity in income and
  extraordinary loss on debt
  extinguishment of joint venture                    194          53         215        198

Equity in income of joint venture (Note D)            --          76          --      1,220

Income before equity in extraordinary
  loss on debt extinguishment of joint
  venture                                            194         129         215      1,418

Equity in extraordinary loss on debt
  extinguishment (Note D)                             --          --          --         (3)

Net income                                       $   194     $   129     $   215    $ 1,415

Net income allocated to general partners (1%)    $     2     $     1     $     2    $    14

Net income allocated to limited partners (99%)       192         128         213      1,401
                                                 $   194     $   129     $   215    $ 1,415

Net income per limited partnership unit:
    Income before equity in extraordinary
       loss on debt extinguishment of joint
         venture                                 $  4.85     $  3.23     $  5.38    $ 35.43
    Extraordinary loss                                --          --          --      (0.08)
                                                 $  4.85     $  3.23     $  5.38    $ 35.35
    Distributions per limited partnership unit   $ 44.59     $    --     $ 44.59    $    --

            See Accompanying Notes to Consolidated Financial Statements


c)

                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000     $ 40,030

Partners' deficit at
   December 31, 1999                   39,627        $ (489)     $ (16,796)    $(17,285)

Distributions to partners                  --            (18)       (1,767)      (1,785)

Net income for the six months
   ended June 30, 2000                     --              2           213          215

Partners' deficit
   at June 30, 2000                    39,627        $ (505)     $ (18,350)    $(18,855)

            See Accompanying Notes to Consolidated Financial Statements



d)


                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                Six Months Ended
                                                                    June 30,

                                                                2000        1999
Cash flows from operating activities:

  Net income                                                   $   215    $ 1,415
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Equity in income of joint venture                                --     (1,220)
   Equity in extraordinary loss on debt extinguishment
      of joint venture                                              --          3
   Depreciation                                                    769        744
   Amortization of loan costs                                       56         56
   Change in accounts:
      Receivables and deposits                                     139        158
      Other assets                                                 (29)       (49)
      Accounts payable                                             193        140
      Tenant security deposit liabilities                           45         13
      Other liabilities                                            113       (245)

       Net cash provided by operating activities                 1,501      1,015

Cash flows from investing activities:

  Property improvements and replacements                          (936)      (307)
  Distributions from joint venture                                  --      1,086
  Repayment of advance to joint venture                             --        164

       Net cash (used in) provided by investing activities        (936)       943


Cash flows from financing activities:

  Distributions to partners                                     (1,785)        --
  Payment on notes payable                                          --       (868)
  Payment of mortgage notes payable                               (198)      (167)

       Net cash used in financing activities                    (1,983)    (1,035)

Net (decrease) increase in cash and cash equivalents            (1,418)       923

Cash and cash equivalents at beginning of period                 2,118      1,207

Cash and cash equivalents at end of period                     $   700    $ 2,130

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $ 1,090    $ 1,395

            See Accompanying Notes to Consolidated Financial Statements



e)

                               ANGELES PARTNERS XI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following payments owed to the Managing General Partner and affiliates during the six months ended June 30, 2000 and 1999 were paid or accrued:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $203       $197
   Reimbursement for services of affiliates (included
     in general and administrative and operating
     expenses and investment property)                         127         57
   Due to affiliates                                            --         10

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $203,000 and $197,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $127,000 and $57,000 for the six months ended June 30, 2000 and 1999, respectively. Included in these expenses at June 30, 2000 and 1999 is approximately $65,000 and $4,000, respectively, in reimbursements for construction oversight costs.

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

AIMCO and its affiliates currently own 21,234 limited partnership units in the Partnership representing 53.585% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $334. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 53.585% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Investment in Joint Venture

The Partnership has a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. As of June 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,108,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at June 30, 1999 was approximately $1,277,000 and its equity in loss on operations of the Joint Venture at June 30, 1999 amounted to approximately $57,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

Condensed balance sheet information of the Joint Venture at June 30, 2000, is as follows (in thousands):

                    Assets

                    Cash                                $    16
                      Total                             $    16

                    Liabilities and Partners' Capital
                    Other liabilities                   $     6
                    Partners' capital                        10
                      Total                             $    16

The condensed statement of operations of the Joint Venture for the six months ended June 30, 2000 and 1999 are summarized as follows (in thousands):


                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                             2000        1999        2000        1999

Revenues                                     $ --        $ 61        $ --        $ 91
Costs and expenses                             --        (100)         --        (231)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt               --         (39)         --        (140)
Gain on sale of investment property            --         223          --       3,108
Extraordinary loss on extinguishment
  of debt                                      --          --          --          (7)
Net income                                   $ --       $ 184        $ --     $ 2,961

The Partnership recognized its 41.1% equity income of approximately $1,220,000 in the Joint Venture for the six months ended June 30, 1999. The Partnership also realized an extraordinary loss on extinguishment of debt of $3,000 for the six months ended June 30, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the six months ended June 30, 2000. Therefore the Partnership did not recognize any equity in income of the Joint Venture for the six months ended June 30, 2000. In addition, the Partnership anticipates that after filing the final tax return of the Joint Venture during the third quarter of 2000, all remaining assets and liabilities of the Joint Venture will be liquidated.

Note E - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex located in Plainsboro, New Jersey. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Segment information for the three and six months ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

    Three Months Ended June 30, 2000     Residential    Other    Totals
Rental income                              $ 1,969      $ --     $ 1,969
Other income                                   195         14        209
Interest expense                               684         --        684
Depreciation                                   394         --        394
General and administrative expense              --         53         53
Segment profit (loss)                          233        (39)       194

     Six Months Ended June 30, 2000      Residential    Other    Totals
Rental income                              $ 3,872      $ --     $ 3,872
Other income                                   284         24        308
Interest expense                             1,368         --      1,368
Depreciation                                   769         --        769
General and administrative expense              --         98         98
Segment profit (loss)                          289        (74)       215
Total assets                                12,121         99     12,220
Capital expenditures for
  investment property                          936         --        936

    Three Months Ended June 30, 1999     Residential    Other     Totals
Rental income                              $ 1,908      $ --     $ 1,908
Other income                                    83          11        94
Interest expense                               716          --       716
Depreciation                                   366          --       366
General and administrative expense              --          48        48
Equity in income of joint venture               --          76        76
Equity in extraordinary loss on debt
 extinguishment of joint venture                --          --        --
Segment profit                                  90          39       129

    Six Months Ended June 30, 1999      Residential     Other      Totals
Rental income                             $ 3,794       $ --      $ 3,794
Other income                                  163           18        181
Interest expense                            1,443           --      1,443
Depreciation                                  744           --        744
General and administrative expense             --          103        103
Equity in income of joint venture              --        1,220      1,220
Equity in extraordinary loss on debt
 extinguishment of joint venture               --           (3)        (3)
Segment profit                                283        1,132      1,415
Total assets                               12,607        1,720     14,327
Capital expenditures for
  investment property                         307           --        307

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Fox Run Apartments                            95%        98%
        Plainsboro, New Jersey

The Managing General Partner attributes the decrease in occupancy at Fox Run Apartments to increased home purchases and tenant job transfers during the first half of 2000.

Results from Operations

The Partnership's net income for the six months ended June 30, 2000 was approximately $215,000 compared to approximately $1,415,000 for the corresponding period in 1999. The net income for the three months ended June 30, 2000 was approximately $194,000 compared to approximately $129,000 for the corresponding period in 1999. The decrease in net income for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is primarily due to the recognition of the equity in income from the gain on disposal of the Princeton Meadows Golf Course Joint Venture ("Joint Venture") during the six months ended June 30, 1999, as discussed below. Income before equity in income and extraordinary loss on debt extinguishment of the joint venture for both the three and six months ended June 30, 2000 increased as compared to the corresponding periods in 1999 due to an increase in total revenues which was partially offset by an increase in total expenses. The increase in total revenues was the result of increases in rental income and other income. Other income increased due to increases in corporate unit revenue, clubhouse rental income and a cable rebate. Rental income increased due to an increase in average rental rates at Fox Run Apartments which more than offset the decrease in average occupancy.

Total expenses for the six months ended June 30, 2000 increased primarily due to increases in operating expenses and property tax expense which was partially offset by decreases in interest expense and general and administrative expense. The increase in operating expenses was due to increases in utilities, interior painting, floor covering repair, snow removal and payroll costs. Property tax expense increased due to the timing of the receipt of tax bills in 1999, which affected the accruals at June 30, 1999. Interest expense decreased primarily due to the repayment of the note payable to Angeles Mortgage Investment Trust ("AMIT") in 1999, which was collateralized by the Partnership's investment in the Joint Venture. In June 1999, the Partnership paid off the principal balance of the AMIT note plus accrued interest upon receiving its share of net proceeds from the sale of Princeton Meadows Golf Course.

General and administrative expense decreased for the six months ended June 30, 2000 due to a decrease in legal costs due to the settlement of a legal dispute which was previously disclosed during 1999. Included in general and administrative expense at both June 30, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership has a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. As of June 30, 1999 the Joint Venture recorded a gain on sale of approximately $3,108,000 after the write-off of undepreciated fixed assets. For the six months ended June 30, 2000 the Partnership realized equity in income of the Joint Venture of approximately $1,220,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,277,000 and the equity in loss on operations of $57,000. For the six months ended June 30, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity earnings from the Joint Venture.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $700,000 as compared to approximately $2,130,000 at June 30, 1999. Cash and cash equivalents decreased approximately $1,418,000 for the period ended June 30, 2000, from the Registrant's fiscal year-end and is primarily due to approximately $1,983,000 of cash used in financing activities and approximately $936,000 of cash used in investing activities which is partially offset by approximately $1,501,000 of cash provided by operations. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering Fox Run Apartments. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $252,000 for capital improvements for the property during 2000 consisting primarily of appliances and floor coverings. In addition approximately $1,200,000 has been added to the 2000 budget to complete work begun in 1999 but not yet completed. This amount consists of costs for air conditioning and parking lot upgrades. As of June 30, 2000, the Partnership spent approximately $936,000 on capital improvements at Fox Run Apartments of which approximately $720,000 relates to 1999 budgeted items completed in 2000. These improvements consisted primarily of cabinet replacements, carpet and vinyl replacements, resurfacing, appliances, air conditioning units, and electrical upgrades. These improvements were funded from cash flow. The additional improvements planned for 2000 at the Partnership's property will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $29,790,000 encumbering Fox Run Apartments is being amortized over periods ranging from 15 to 27 years with balloon payments of $29,108,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A distribution of approximately $1,785,000 (approximately $1,767,000 to the limited partners, $44.59 per limited partnership unit) was paid from operations during the six months ended June 30, 2000. There were no cash distributions during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27 is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                 Date:   August 7, 2000