Form 10QSB
period 2000-09-30
ANGELES PARTNERS XI
filed 2000-11-13
CIK 702986

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000


Assets

   Cash and cash equivalents                                                 $   772
   Receivables and deposits                                                      634
   Other assets                                                                  211
   Investment in joint venture                                                     4
   Investment property:
      Land                                                    $  3,998
      Buildings and related personal property                   27,857
                                                                31,855

      Less accumulated depreciation                            (21,304)       10,551
                                                                            $ 12,172

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                         $     61
   Tenant security deposits                                                      620
   Due to affiliate                                                               45
   Other liabilities                                                             423
   Mortgage notes payable                                                     29,674

Partners' Deficit

   General partners                                             $ (503)
   Limited partners (39,627 units issued and
      outstanding)                                             (18,148)      (18,651)
                                                                            $ 12,172

            See Accompanying Notes to Consolidated Financial Statements

b)
                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                    2000        1999        2000       1999
Revenues:
   Rental income                                 $ 2,052     $ 1,913     $ 5,924    $ 5,707
   Other income                                      131         117         439        298
   Casualty gain                                      --         120          --        120
     Total revenues                                2,183       2,150       6,363      6,125

Expenses:
   Operating                                         600         515       1,912      1,625
   General and administrative                         93          44         191        147
   Depreciation                                      393         384       1,162      1,128
   Interest                                          685         698       2,053      2,141
   Property taxes                                    208         203         626        580
     Total expenses                                1,979       1,844       5,944      5,621

Income before equity in (loss) income and
  extraordinary loss on debt
  extinguishment of joint venture                    204         306         419        504

Equity in (loss) income of joint
  venture (Note D)                                    --          (6)         --      1,214
Income before equity in extraordinary
  loss on debt extinguishment of joint
  venture                                            204         300         419      1,718

Equity in extraordinary loss on debt
  extinguishment (Note D)                             --          --          --         (3)

Net income                                       $   204     $   300     $   419    $ 1,715

Net income allocated to general partners (1%)    $     2     $     3     $     4    $    17

Net income allocated to limited partners (99%)       202         297         415      1,698
                                                 $   204     $   300     $   419    $ 1,715
Net income per limited partnership unit:
    Income before equity in extraordinary
       loss on debt extinguishment of joint
       venture                                   $  5.09     $  7.50     $ 10.47    $ 42.93
    Extraordinary loss                                --          --          --      (0.08)
                                                 $  5.09     $  7.50     $ 10.47    $ 42.85
    Distributions per limited partnership unit   $    --     $  5.00     $ 44.59    $  5.00


            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000     $ 40,030

Partners' deficit at
   December 31, 1999                   39,627        $ (489)     $ (16,796)    $(17,285)

Distributions to partners                  --            (18)       (1,767)      (1,785)

Net income for the nine months
   ended September 30, 2000                --              4           415          419

Partners' deficit
   at September 30, 2000               39,627        $ (503)     $ (18,148)    $(18,651)

            See Accompanying Notes to Consolidated Financial Statements


d)
                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)


                                                                     Nine Months Ended
                                                                       September 30,

                                                                     2000         1999
Cash flows from operating activities:

  Net income                                                       $   419      $ 1,715
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Equity in income of joint venture                                    --       (1,214)
   Equity in extraordinary loss on debt extinguishment
      of joint venture                                                  --            3
   Depreciation                                                      1,162        1,128
   Amortization of loan costs                                           85           84
   Casualty gain                                                        --         (120)
   Change in accounts:
      Receivables and deposits                                         151          (24)
      Other assets                                                     (38)         (46)
      Accounts payable                                                  19           26
      Tenant security deposit liabilities                               51           34
      Due to affiliates                                                 45          (33)
      Other liabilities                                                100          (16)

       Net cash provided by operating activities                     1,994        1,537

Cash flows from investing activities:

  Property improvements and replacements                            (1,241)        (674)
  Insurance proceeds received related to casualty                       --          372
  Distributions from joint venture                                      --        1,086
  Repayment of advance to joint venture                                 --          164

       Net cash (used in) provided by investing activities          (1,241)         948

Cash flows from financing activities:

  Distributions to partners                                         (1,785)        (200)
  Payment on notes payable                                              --         (868)
  Payment of mortgage notes payable                                   (314)        (270)

       Net cash used in financing activities                        (2,099)      (1,338)

Net (decrease) increase in cash and cash equivalents                (1,346)       1,147

Cash and cash equivalents at beginning of period                     2,118        1,207

Cash and cash equivalents at end of period                         $   772      $ 2,354

Supplemental disclosure of cash flow information:

  Cash paid for interest                                           $ 1,747      $ 2,065

            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS XI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following payments owed to the Managing General Partner and affiliates during the nine months ended September 30, 2000 and 1999 were paid or accrued:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expense)                                       $316       $297
   Reimbursement for services of affiliates (included
     in general and administrative and operating
     expenses and investment property)                         243         90
   Due to affiliates                                            45         --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $316,000 and $297,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $243,000 and $90,000 for the nine months ended September 30, 2000 and 1999, respectively.
Included in these expenses at September 30, 2000 and 1999 is approximately $104,000 and $6,000, respectively, in reimbursements for construction oversight costs. Also, approximately $45,000 of these reimbursements were accrued and included in "Due to affiliate" at September 30, 2000.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 23,273 limited partnership units in the Partnership representing 58.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $334 per limited partnership unit. This offer expired on September 28, 2000 with a total of 1,830 units acquired by an affiliate of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.73% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Investment in Joint Venture

The Partnership has a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs, and repayment of mortgage principal and accrued interest. As of September 30, 1999, the Joint Venture recorded a gain on sale of approximately $3,088,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain at September 30, 1999 was approximately $1,269,000 and its equity in loss on operations of the Joint Venture at September 30, 1999 amounted to approximately $55,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

Condensed balance sheet information of the Joint Venture at September 30, 2000, is as follows (in thousands):

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

The condensed statement of operations of the Joint Venture for the nine months ended September 30, 2000 and 1999 are summarized as follows (in thousands):


                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                              2000       1999        2000        1999

Revenues                                      $  --       $   4       $  --      $   94
Costs and expenses                               --          --          --        (230)
Income (loss) before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                 --           4          --        (136)
Gain (loss) on sale of investment
  property                                       --         (20)         --       3,088
Extraordinary loss on extinguishment
  of debt                                        --          --          --          (7)
Net income (loss)                             $  --       $ (16)      $  --      $2,945


The Partnership recognized its 41.1% equity income of approximately $1,214,000 in the Joint Venture for the nine months ended September 30, 1999. The
Partnership also realized an extraordinary loss on extinguishment of debt of $3,000 for the nine months ended September 30, 1999. Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations during the nine months ended September 30, 2000. Therefore the Partnership did not recognize any equity in income of the Joint Venture for the nine months ended September 30, 2000. In addition, the Partnership anticipates that during the fourth quarter of 2000, all remaining assets and liabilities of the Joint Venture will be liquidated.

Note E - Distributions

A distribution of approximately $1,785,000 (approximately $1,767,000 to the limited partners, $44.59 per limited partnership unit) was paid from operations during the nine months ended September 30, 2000. During the nine months ended September 30, 1999, a distribution of approximately $200,000 was paid from operations to the partners, of which $198,000 was paid to the limited partners (approximately $5.00 per limited partnership unit). Subsequent to September 30, 2000, the Partnership declared and paid a distribution of approximately $294,000 (approximately $291,000 to limited partners or $7.34 per limited partnership unit) from operations.

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

Segment information for the three and nine months ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

 Three Months Ended September 30, 2000   Residential    Other    Totals
Rental income                              $ 2,052      $ --     $ 2,052
Other income                                   130          1        131
Interest expense                               685         --        685
Depreciation                                   393         --        393
General and administrative expense              --         93         93
Segment profit (loss)                          296        (92)       204

  Nine months Ended September 30, 2000   Residential    Other    Totals
Rental income                              $ 5,924      $ --     $ 5,924
Other income                                   414         25        439
Interest expense                             2,053         --      2,053
Depreciation                                 1,162         --      1,162
General and administrative expense              --        191        191
Segment profit (loss)                          585       (166)       419
Total assets                                12,020        152     12,172
Capital expenditures for
  investment property                        1,241         --      1,241

 Three Months Ended September 30, 1999   Residential    Other     Totals
Rental income                              $ 1,913      $ --     $ 1,913
Other income                                   107         10        117
Casualty gain                                  120         --        120
Interest expense                               698         --        698
Depreciation                                   384         --        384
General and administrative expense              --         44         44
Equity in (loss) of joint venture               --         (6)        (6)
Segment profit                                 340        (40)       300

 Nine Months Ended September 30, 1999   Residential     Other      Totals
Rental income                             $ 5,707       $ --      $ 5,707
Other income                                  270           28        298
Casualty gain                                 120           --        120
Interest expense                            2,141           --      2,141
Depreciation                                1,128           --      1,128
General and administrative expense             --          147        147
Equity in income of joint venture              --        1,214      1,214
Equity in extraordinary loss on debt
 extinguishment of joint venture               --           (3)        (3)
Segment profit                                623        1,092      1,715
Total assets                               12,948        1,479     14,427
Capital expenditures for
  investment property                         674           --        674

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Fox Run Apartments                            96%        98%
        Plainsboro, New Jersey

Results from Operations

The Partnership's net income for the nine months ended September 30, 2000 was approximately $419,000 compared to approximately $1,715,000 for the corresponding period in 1999. The net income for the three months ended September 30, 2000 was approximately $204,000 compared to approximately $300,000 for the corresponding period in 1999. The decrease in net income for the nine months ended September 30, 2000 is primarily due to the recognition of the equity in income from the gain on disposal of the Princeton Meadows Golf Course Joint Venture ("Joint Venture") during the nine months ended September 30, 1999, as discussed below. Income before equity in (loss) income and extraordinary loss on debt extinguishment of the joint venture for both the three and nine months ended September 30, 2000 decreased as compared to the corresponding periods in 1999 due to an increase in total expenses which was partially offset by an increase to total revenues. The increase in total revenues was the result of increases in rental income and other income. The increase in rental revenue is due to an increase in average rental rates which more than offset a decrease in average occupancy at the property. Other income increased due to increases in corporate unit revenue, clubhouse rental income, cable rebates, and interest income.

Total expenses for the three and nine months ended September 30, 2000 increased due to increases in operating expenses, property tax expense, depreciation expense and general and administrative expenses, partially offset by a decreases in interest expense. The increase in operating expenses was due to increases in utilities, interior painting, floor covering repair, snow removal, and payroll costs. Property tax expense increased due to the timing of the receipt of tax bills in 1999, which affected the accruals at September 30, 1999. Depreciation expense increased due to capital asset expenditures during the past twelve months. Interest expense decreased primarily due to the repayment of the note payable to Angeles Mortgage Investment Trust ("AMIT") in 1999, which was collateralized by the Partnership's investment in the Joint Venture. In June 1999, the Partnership paid off the principal balance of the AMIT note plus accrued interest upon receiving its share of net proceeds from the sale of Princeton Meadows Golf Course.

General and administrative expenses increased during the nine months ended September 30, 2000 due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. This increase in general and administrative expenses was partially offset by a decrease in legal costs due to the settlement of a legal dispute, which was previously disclosed during 1999. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership has a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs, and repayment of the mortgage principal and accrued interest. As of September 30, 1999 the Joint Venture recorded a gain on sale of approximately $3,088,000 after the write-off of undepreciated fixed assets. For the nine months ended September 30, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,214,000, which included its equity in the gain on disposal of Princeton Meadows Golf Course of $1,269,000 and the equity in loss on operations of $55,000. For the nine months ended September 30, 2000, Princeton Meadows Golf Course did not have any operations, therefore, the Partnership did not recognize any equity earnings from the Joint Venture.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $772,000 as compared to approximately $2,354,000 at September 30, 1999. Cash and cash equivalents decreased approximately $1,346,000 for the period ended September 30, 2000, from the Registrant's fiscal year-end and is primarily due to approximately $2,099,000 of cash used in financing activities and approximately $1,241,000 of cash used in investing activities which is partially offset by approximately $1,994,000 of cash provided by operations. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering Fox Run Apartments. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $465,000 for capital improvements for the property during 2000 consisting primarily of heating improvements, appliances and floor coverings. In addition approximately $1,200,000 has been added to the 2000 budget to complete work begun in 1999 but not yet completed. This amount consists of costs for air conditioning and parking lot upgrades. As of September 30, 2000, the Partnership spent approximately $1,241,000 on capital improvements at Fox Run Apartments of which approximately $930,000 relates to 1999 budgeted items completed in 2000. These improvements consisted primarily of cabinet replacements, carpet and vinyl replacements, resurfacing, appliances, air conditioning units, and electrical upgrades. These improvements were funded from cash flow. The additional improvements planned for 2000 at the Partnership's property will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $29,674,000 encumbering Fox Run Apartments is being amortized over periods ranging from 15 to 27 years with balloon payments of $29,108,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A distribution of approximately $1,785,000 (approximately $1,767,000 to the limited partners, $44.59 per limited partnership unit) was paid from operations during the nine months ended September 30, 2000. During the nine months ended September 30, 1999, a distribution of approximately $200,000 was paid from operations to the partners, of which $198,000 was paid to the limited partners (approximately $5.00 per limited partnership unit). Subsequent to September 30, 2000, the Partnership declared and paid a distribution of approximately $294,000 (approximately $291,000 to limited partners or $7.34 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27 is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                 Date:   November 13, 2000