Form 10KSB
period 2000-12-30
ANGELES PARTNERS XI
filed 2001-04-02
CIK 702986

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]
                 For the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $8,569,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

Item 1.  Description of Business

Angeles Partners XI (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on February 14, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management Company ("AIMCO"). Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the non-managing general partners. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott
Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and, competition for apartments is local.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

The Partnership also had a 41.1% investment in the Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party (see "Item 7. Financial Statements, Note C - Investment in Joint Venture").

Schedule of Property:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                        Gross
                       Carrying   Accumulated    Useful                  Federal
Property                Value    Depreciation     Life      Method      Tax Basis
                           (in thousands)                            (in thousands)

Fox Run Apartments    $32,530      $21,717      5-20 yrs     S/L        $10,540

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's property.


                        Principal                                          Principal
                        Balance At                                          Balance
                       December 31,   Interest    Period     Maturity       Due At
      Property             2000         Rate    Amortized    Date (2)      Maturity
                      (in thousands)                                    (in thousands)
Fox Run Apartments
  1st mortgage           $27,273       8.32%    27 yrs(1)     1/2002       $26,897
  2nd mortgage             2,263      15.29%    15 yrs(1)     1/2002         2,185
  Total                  $29,536                                           $29,082

(1) Interest only payments, until February 1999, at which time the monthly payment was increased to include principal and interest.

(2) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans, and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for the property:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                      (per unit)
 Property                        2000           1999          2000         1999

 Fox Run Apartments             $10,757       $10,019         96%           97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases its units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate tax and rates in 2000 was:

                                    2000             2000
                                  Billing            Rate
                               (in thousands)

Fox Run Apartments                  $826             2.78%

Capital Improvements:

Fox Run Apartments

The Partnership completed approximately $1,916,000 in capital expenditures at Fox Run Apartments during the year ended December 31, 2000, consisting primarily of cabinet, appliance and floor covering replacements, parking lot improvements, major landscaping, water heaters and heating and air conditioning improvements. These improvements were funded from cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $213,400. In addition, the property has budgeted approximately $2,405,000 for interior upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 40,000 Limited Partnership Units aggregating $40,000,000. The Partnership currently has 39,627 Limited Partnership Units outstanding held by 1,694 Limited Partners of record. Affiliates of the Managing General Partner owned 23,458 units or 59.20% of outstanding partnership units at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

                                                Distributions
                                                          Per Limited
                                       Aggregate       Partnership Unit

        01/01/99 - 12/31/99         $  450,000 (1)          $ 11.23

        01/01/00 - 12/31/00         $2,079,000 (1)          $ 51.93

(1)   Distributions were made from cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturities and refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,458 limited partnership units in the Partnership representing 59.20% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $334 per limited partnership unit. This offer expired on September 28, 2000 with a total of 1,830 units acquired by an affiliate of AIMCO. In addition, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $334 per unit. Pursuant to this offer, AIMCO acquired an additional 424 units resulting in its total ownership being increased to 23,882 units or 60.27% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.27% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The  Partnership's  net  income  for  the  year  ended  December  31,  2000  was approximately $665,000 compared to approximately $1,704,000 for the corresponding period in 1999. The decrease in the net income for the year ended December 31, 2000 compared to the corresponding period in 1999 is primarily due to the recognition of equity in income from net gain on the disposal of the Princeton Meadows Golf Course Joint Venture ("Joint Venture"), as discussed below. Income before equity in income and extraordinary loss on debt extinguishment of the Joint Venture for the year ended December 31, 2000 increased as compared to the corresponding period in 1999 due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues was due to increases in rental income and other income. The increase in rental income is due to an increase in average rental rates which more than offset the slight decrease in average annual occupancy at the property. Other income increased due to increases in corporate unit revenue, clubhouse rental, cable rebates and interest income.

Total expenses for the year ended December 31, 2000 increased, as compared with the comparable period in 1999, primarily due to increases in operating expense, property tax expense, general and administrative expenses and depreciation expense, partially offset by a decrease in interest expense. The increase in operating expenses was due to increases in utilities, interior painting, floor covering repair, snow removal, interior building improvements and payroll costs. Property tax expense increased due to the timing of receipt of tax bills in 1999, which affected the accruals at December 31, 1999. Depreciation expense increased due to capital asset expenditures during 1999 and 2000. Interest expense decreased primarily due to the repayment of the note payable to Angeles Mortgage Investment Trust ("AMIT") in 1999, which was collateralized by the Partnership's investment in the Joint Venture. In June 1999, the Partnership repaid the principal balance of the AMIT note plus accrued interest upon receiving its share of net proceeds from the sale of Princeton Meadows Golf Course.

General and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. This increase in general and administrative expenses was partially offset by a decrease in legal costs due to the settlement of a legal dispute, which was previously disclosed during 1999. Included in general and administrative expense at both December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership had a 41.1% investment in Princeton Meadows Golf Course Joint Venture. On February 26, 1999, the Joint Venture sold the Princeton Meadows Golf Course to an unaffiliated third party for gross sale proceeds of $5,100,000. The Joint Venture received net proceeds of $3,411,000 after payment of closing costs and repayment of the mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. For the year ended December 31, 1999 the Partnership realized equity in income of the Joint Venture of approximately $1,196,000, which included its equity in the gain on sale of Princeton Meadows Golf Course of $1,270,000 and the equity in loss on operations of $74,000. For the year ended December 31, 2000, Princeton Meadows did not have any operations; therefore, the Partnership did not recognize any equity earnings from the Joint Venture. During the fourth quarter of 2000 all remaining assets and liabilities of the Joint Venture were liquidated, and the final tax return was filed.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $432,000 as compared to approximately $2,118,000 at December 31, 1999, a decrease of approximately $1,686,000. The decrease is primarily due to approximately $1,606,000 of cash used in investing activities and approximately $2,531,000 of cash used in financing activities, which is partially offset by approximately $2,451,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements offset slightly by distributions received from the Joint Venture.
Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, principal payments made on the mortgages encumbering Fox Run Apartments. The Registrant invests its working capital reserves in an interest-bearing account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $213,400. In addition, the property has budgeted approximately $2,405,000 for interior upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $29,536,000 encumbering Fox Run Apartments is being amortized over periods ranging from 15 to 27 years with balloon payments of $29,082,000 due in January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the year ended December 31, 2000, distributions of approximately $2,079,000 (approximately $2,058,000 paid to the limited partners or $51.93 per limited partnership unit) was paid from operations. During the year ended December 31, 1999, distributions of $450,000 (approximately $445,000 paid to limited partners or $11.23 per limited partnership unit) were paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturities and refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,458 limited partnership units in the Partnership representing 59.20% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $334 per limited partnership unit. This offer expired on September 28, 2000 with a total of 1,830 units acquired by an affiliate of AIMCO. In addition, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $334 per unit. Pursuant to this offer, AIMCO acquired an additional 424 units resulting in its total ownership being increased to 23,882 units or 60.27% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.27% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 7.  Financial Statements


ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI


We have audited the accompanying consolidated balance sheet of Angeles Partners XI as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $   432
   Receivables and deposits                                                      642
   Other assets                                                                  152
   Investment property (Notes D and G):
      Land                                                    $  3,998
      Buildings and related personal property                   28,532
                                                                32,530
      Less accumulated depreciation                            (21,717)       10,813
                                                                            $ 12,039

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   423
   Tenant security deposits                                                      629
   Other liabilities                                                             150
   Mortgage notes payable (Notes D and G)                                     29,536

Partners' Deficit
   General partners                                            $ (503)
   Limited partners (39,627 units issued and
      outstanding)                                             (18,196)     (18,699)
                                                                            $ 12,039

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)

                                                                Years Ended
                                                                December 31,
                                                              2000       1999
Revenues:
   Rental income                                           $ 7,994      $ 7,638
   Other income                                                575          399
   Casualty gain (Note H)                                       --          120
      Total revenues                                         8,569        8,157
Expenses:
   Operating                                                 2,473        2,307
   General and administrative                                  281          258
   Depreciation                                              1,575        1,480
   Interest                                                  2,749        2,836
   Property taxes                                              826          765
      Total expenses                                         7,904        7,646
Income before equity in income and extraordinary
 loss on debt extinguishment of joint venture                  665          511
Equity in income of joint venture (Note C)                      --        1,196
Income before equity in extraordinary loss
  on debt extinguishment of joint venture                      665        1,707
Equity in extraordinary loss on
   debt extinguishment (Note C)                                 --           (3)
Net income                                                 $   665      $ 1,704


Net income allocated to general partners (1%)              $     7      $    17

Net income allocated to limited partners (99%)                 658        1,687
                                                           $   665      $ 1,704
Net income per limited partnership unit:
    Income before equity in extraordinary loss on debt
       extinguishment of joint venture                     $ 16.60      $ 42.65
    Extraordinary loss                                          --         (.08)
                                                           $ 16.60      $ 42.57

Distributions per limited partnership unit                 $ 51.93      $ 11.23



         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           40,000      $    30    $ 40,000    $ 40,030

Partners' deficit
   at December 31, 1998                  39,627      $  (501)   $(18,038)   $(18,539)

Net income for the year ended
   December 31, 1999                         --           17       1,687       1,704

Distributions to partners                    --           (5)       (445)       (450)

Partners' deficit at
   December 31, 1999                     39,627         (489)    (16,796)    (17,285)

Net income for the year
   ended December 31, 2000                   --            7         658          665

Distributions to partners                    --          (21)     (2,058)      (2,079)

Partners' deficit
   at December 31, 2000                  39,627      $  (503)   $(18,196)   $(18,699)

         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                   $   665      $ 1,704
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Equity in income of joint venture                                --       (1,196)
   Equity in extraordinary loss on debt extinguishment
     of joint venture                                               --            3
   Depreciation                                                  1,575        1,480
   Amortization of loan costs                                      113          113
   Casualty gain                                                    --         (120)
   Change in accounts:
      Receivables and deposits                                     143          172
      Other assets                                                  (7)          (6)
      Accounts payable                                              75          (16)
      Tenant security deposit liabilities                           60            7
      Other liabilities                                           (173)        (386)

      Net cash provided by operating activities                  2,451        1,755

Cash flows from investing activities:
  Property improvements and replacements                        (1,610)        (871)
  Distributions from joint venture                                   4        1,221
  Repayment of advance to joint venture                             --          164
  Insurance proceeds                                                --          372

       Net cash (used in) provided by investing activities      (1,606)         886

Cash flows from financing activities:
  Payments on mortgage notes payable                              (452)        (412)
  Repayments of notes payable                                       --         (868)
  Distributions to partners                                     (2,079)        (450)

       Net cash used in financing activities                    (2,531)      (1,730)

(Decrease) increase in cash and cash equivalents                (1,686)         911

Cash and cash equivalents at beginning of year                   2,118        1,207

Cash and cash equivalents at end year                          $   432      $ 2,118

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 2,639      $ 2,954
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                           $   306      $    --

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XI (the "Registrant" or "Partnership") is a California limited partnership organized on February 14, 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective February 26, 1999, IPT was merged into Apartment Management and Investment Company ("AIMCO") (See "Note B - Transfer of Control"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the Non-Managing General Partners. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott
Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2000, the Partnership operates one residential property located in Plainsboro, New Jersey.

Principles of Consolidation: The Partnership's consolidated financial statements include all the accounts of Fox Run AP XI, L.P., of which the Partnership owns a 99% limited partnership interest. The general partner of Fox Run AP XI, L.P. is AP XI Fox Run GP, LLC, a single member limited liability corporation which is wholly-owned by the Registrant. Thus, these partnerships are deemed controlled and, therefore, consolidated by the Partnership. All interpartnership balances have been eliminated.

Allocations and Distributions to Partners: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any brokerage compensation and incentive interest to which the Managing General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partners and Limited Partners in proportion to their interests in the Partnership.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments approximate their fair values due to the short term maturity of these instruments.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $360,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on its rental payments.

Loan Costs: Loan costs of approximately $564,000 at December 31, 2000, are included in other assets on the balance sheet and are being amortized on a straight-line basis over the life of the loans. Accumulated amortization of approximately $460,000 at December 31, 2000, is also included in other assets.

Investment in Joint Venture: The Partnership accounted for its 41.1% investment in Princeton Meadows Golf Course Joint Venture (the "Joint Venture") using the equity method of accounting (see "Note C"). Under the equity method of accounting, the Partnership records its equity interest in earnings or losses of the Joint Venture; however, the investment in the Joint Venture will be recorded at an amount less than zero (a liability) only to the extent of the Partnership's share of net liabilities of the Joint Venture.

Investment Property: The Partnership owns and operates one investment property consisting of an apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2000 or 1999.

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

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note J" for detailed disclosure of the Partnership's segments.)

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $43,000 and $45,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Investment in Joint Venture

The Partnership had a 41.1% investment in Princeton Meadows Golf Course Joint Venture ("Joint Venture"). On February 26, 1999, the Joint Venture sold its only investment property, Princeton Meadows Golf Course, to an unaffiliated third party. The sale resulted in net proceeds of approximately $3,411,000 after payment of closing costs and repayment of mortgage principal and accrued interest. The Joint Venture recorded a gain on sale of approximately $3,090,000 after the write-off of undepreciated fixed assets. In connection with the sale, a commission of approximately $153,000 was paid to the Joint Venture's managing general partner in accordance with the Joint Venture Agreement. The Partnership's 1999 pro-rata share of this gain was approximately $1,270,000 and its equity in loss on operations of the Joint Venture amounted to approximately $74,000. The Joint Venture also recognized an extraordinary loss on early extinguishment of debt of approximately $7,000 as a result of unamortized loan costs being written off.

The Joint Venture has no assets or liabilities at December 31, 2000.

Due to the sale of Princeton Meadows Golf Course in February 1999, the Joint Venture had no operations for the year ended December 31, 2000. The condensed statement of operations of the Joint Venture for the year ended December 31, 1999, is summarized as follows (in thousands):

                                              December 31,
                                                  1999

Revenues                                       $   104
Costs and expenses                                (283)
Loss before gain on sale of
  investment property and extraordinary
  loss on extinguishment of debt                  (179)
Gain on sale of investment property              3,090
Extraordinary loss on extinguishment
  of debt                                           (7)
Net income                                     $ 2,904

The Partnership recognized its 41.1% equity income of approximately $1,196,000 in the Joint Venture for the year ended December 31, 1999. The Partnership also recognized an extraordinary loss on extinguishment of debt of $3,000 for the year ended December 31, 1999. During the fourth quarter of 2000, all the remaining assets of the Joint Venture were liquidated and a final distribution was made to the partners.

Note D - Mortgage Notes Payable


                         Principal       Monthly                               Principal
                         Balance At      Payment      Stated                    Balance
                        December 31,    Including    Interest    Maturity       Due At
Property                    2000        Interest       Rate        Date        Maturity
                              (in thousands)                                (in thousands)

Fox Run Apartments
  1st mortgage           $27,273         $222(1)       8.32%      1/2002       $26,897
  2nd mortgage             2,263           36(1)      15.29%      1/2002         2,185
     Total               $29,536         $258                                  $29,082

(1) Interest only payments, until February 1999, at which time the monthly payment was increased to include principal and interest.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment property and by pledge of revenues from the rental property. The notes impose prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing note indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                                2001           $   454
                                2002            29,082
                                               $29,536
Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income:

                                              2000                  1999
                                           (in thousands, except unit data)
Net income as reported                     $   665               $ 1,704
Add (deduct):
Depreciation differences                       490                 1,619
Equity in income of Joint Venture               --                  (565)
Unearned income                                (15)                  (19)
Miscellaneous                                   81                   (14)
Federal taxable income                     $ 1,221               $ 2,725
Federal taxable income
  per limited partnership unit             $ 30.50               $ 64.70

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported            $(18,699)
Land and buildings                        2,895
Accumulated depreciation                 (3,168)
Syndication and distribution costs        5,261
Other                                       166

Net liabilities - Federal tax basis    $(13,545)

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

The following fees to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999 were paid or accrued:

                                                               2000      1999
                                                               (in thousands)

Property management fees (included in operating expense)      $ 428     $ 398

Partnership management fee (included in general and
  administrative expense (*))                                    23        35

Reimbursement for services of affiliates (included in
 general and administrative expenses and investment
 property)                                                      357       128

(*) The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. At December 31, 2000, the Partnership has accrued $27,000 of Partnership management fees included in other liabilities on the accompanying consolidated balance sheet.

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $428,000 and $398,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $297,000 and $128,000 for the years ended December 31, 2000 and 1999, respectively. Included in these expenses at December 31, 2000 and 1999 is approximately $174,000 and $18,000, respectively, in reimbursements for construction oversight costs.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,458 limited partnership units in the Partnership representing 59.20% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $334 per limited partnership unit. This offer expired on September 28, 2000 with a total of 1,830 units acquired by an affiliate of AIMCO. In addition, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $334 per unit. Pursuant to this offer, AIMCO acquired an additional 424 units resulting in its total ownership being increased to 23,882 units or 60.27% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.27% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note G - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrances      Land      Property      Acquisition
                         (in thousands)                           (in thousands)

Fox Run Apartments          $29,536      $ 3,998       $20,990       $ 7,542

                          Gross Amount At Which Carried
                              At December 31, 2000
                              (in thousands)


                               Buildings
                              And Related
                                Personal              Accumulated      Date     Depreciable
     Description       Land     Property     Total    Depreciation   Acquired   Life-Years
                                                     (in thousands)

Fox Run Apartments    $3,998    $28,532    $32,530      $21,717      5/27/83       5-20

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)

Investment Property

Balance at beginning of year                   $30,614          $29,743
    Property improvements                        1,916              871

Balance at end of year                         $32,530          $30,614

Accumulated Depreciation

Balance at beginning of year                   $20,142          $18,662
    Additions charged to expense                 1,575            1,480

Balance at end of year                         $21,717          $20,142

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2000 and 1999 is approximately $35,425,000 and $33,510,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999, is approximately $24,885,000 and $24,293,000, respectively.

Note H - Casualty

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

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership.

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

Segment information for the years 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


         For the Twelve Months Ended
              December 31, 2000                Residential      Other       Totals

Rental income                                    $ 7,994         $ --      $ 7,994
Other income                                         549            26         575
Interest expense                                   2,749            --       2,749
Depreciation                                       1,575            --       1,575
General and administrative expense                    --           281         281
Segment profit (loss)                                807          (142)        665
Total assets                                      11,974            65      12,039
Capital expenditures                               1,916            --       1,916


         For the Twelve Months Ended
              December 31, 1999                Residential      Other       Totals

Rental income                                    $ 7,638         $ --      $ 7,638
Other income                                         353            46         399
Interest expense                                   2,836            --       2,836
Depreciation                                       1,480            --       1,480
General and administrative expense                    --           258         258
Casualty gain                                        120            --         120
Equity in income of joint venture                     --         1,196       1,196
Equity in extraordinary loss on debt
  extinguishment of joint venture                     --            (3)         (3)
Segment profit (loss)                                723           981       1,704
Total assets                                      12,706           912      13,618
Capital expenditures                                 871            --         871

Note K - Distributions

During the year ended December 31, 2000, distributions of approximately $2,079,000 (approximately $2,058,000 paid to the limited partners or $51.93 per limited partnership unit) was paid from operations. During the year ended December 31, 1999, distributions of $450,000 (approximately $445,000 paid to limited partners or $11.23 per limited partnership unit) were paid from operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $33,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10. Executive Compensation

None of the directors and officer of the Managing General Partner received any remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

Insignia Properties LP                           80             0.20%
(an affiliate of AIMCO)
Cooper River Properties, LLC                  8,782            22.16%
(an affiliate of AIMCO)
AIMCO Properties, LP                         14,596            36.84%
(an affiliate of AIMCO)

Cooper River Properties, LLC, and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

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

Item 12. Certain Relationships and Related Transactions

No transactions have occurred between the Partnership and any officer or director of the Managing General Partner.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following fees to the Managing General Partner and affiliates during the years ended December 31, 2000 and 1999 were paid or accrued:

                                                               2000      1999
                                                               (in thousands)

Property management fees                                      $ 428     $ 398

Partnership management fee (*)                                   23        35

Reimbursement for services of affiliates                        357       128

(*) The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. At December 31, 2000, the Partnership has accrued $27,000 of Partnership management fees included in other liabilities on the accompanying consolidated balance sheet.

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $428,000 and $398,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $297,000 and $128,000 for the years ended December 31, 2000 and 1999, respectively. Included in these expenses at December 31, 2000 and 1999 is approximately $174,000 and $18,000, respectively, in reimbursements for construction oversight costs.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,458 limited partnership units in the Partnership representing 59.20% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on July 24, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $334 per limited partnership unit. This offer expired on September 28, 2000 with a total of 1,830 units acquired by an affiliate of AIMCO. In addition, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $334 per unit. Pursuant to this offer, AIMCO acquired an additional 424 units resulting in its total ownership being increased to 23,882 units or 60.27% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.27% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

               None.

(b)   Reports on Form 8-K filed in the fourth  quarter  of the  calendar  year
               2000:

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


                                 Date:   April 2, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye               Patrick J. Foye            Date: April 2, 2001
                                 Executive Vice President
                                  and Director

/s/Martha L. Long                Martha L. Long             Date: April 2, 2001
                                 Senior Vice President
                                 and Controller

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