Form 10QSB
period 2001-03-31
ANGELES PARTNERS XI
filed 2001-05-14
CIK 702986

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                  $   37
   Receivables and deposits                                                      637
   Other assets                                                                  198
   Investment property:
      Land                                                    $  3,998
      Buildings and related personal property                   29,008
                                                                              33,006
      Less accumulated depreciation                            (22,154)       10,852
                                                                            $ 11,724

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   155
   Tenant security deposit liabilities                                           614
   Property taxes                                                                273
   Other liabilities                                                              92
   Mortgage notes payable                                                     29,416

Partners' Deficit
   General partners                                             $ (504)
   Limited partners (39,627 units issued and
      outstanding)                                             (18,322)      (18,826)
                                                                            $ 11,724

          See Accompanying Notes to Consolidated Financial Statements


b)

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                           Three Months Ended
                                                               March 31,
                                                           2001        2000
Revenues:
   Rental income                                           $2,083     $1,903
   Other income                                               118         99
      Total revenues                                        2,201      2,002
Expenses:
   Operating                                                  666        668
   General and administrative                                  63         45
   Depreciation                                               437        375
   Interest                                                   682        684
   Property taxes                                             480        209
      Total expenses                                        2,328      1,981

Net (loss) income                                          $ (127)    $   21

Net (loss) income allocated to general partners (1%)       $   (1)    $   --
Net (loss) income allocated to limited partners (99%)        (126)        21

                                                           $ (127)    $   21

Net (loss) income per limited partnership unit             $(3.18)    $  .53

          See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000         $   30     $ 40,000     $ 40,030

Partners' deficit at
   December 31, 2000                   39,627         $ (503)    $ (18,196)    $(18,699)

Net loss for the three months
   ended March 31, 2001                    --             (1)         (126)        (127)

Partners' deficit
   at March 31, 2001                   39,627        $ (504)     $ (18,322)    $(18,826)

          See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                             $  (127)     $    21
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     437          375
   Amortization of loan costs                                        28           28
   Change in accounts:
      Receivables and deposits                                        5          138
      Other assets                                                  (74)         (51)
      Accounts payable                                              (69)          61
      Tenant security deposit liabilities                           (15)           8
      Accrued property taxes                                        273           --
      Other liabilities                                             (58)         140

       Net cash provided by operating activities                    400          720

Cash flows used in investing activities:
  Property improvements and replacements                           (675)        (146)

Cash flows used in financing activities:
  Payments on mortgage notes payable                               (120)         (81)

Net (decrease) increase in cash and cash equivalents               (395)         493

Cash and cash equivalents at beginning of period                    432        2,118

Cash and cash equivalents at end of period                      $    37      $ 2,611

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   652      $   434
  Supplemental disclosure of non-cash information:
   Property improvements and replacements included in
      accounts payable                                          $   107      $    --


Included in property  improvements  and  replacements for the three months ended
March 31, 2001, are approximately $306,000 of improvements which were included in accounts payable at December 31, 2000.

          See Accompanying Notes to Consolidated Financial Statements


e)

                               ANGELES PARTNERS XI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO").

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

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following amounts were paid or accrued to the Managing General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $112       $ 99
   Reimbursement for services of affiliates (included
     in general and administrative and operating
     expenses and investment property)                          68         30

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $112,000 and $99,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $68,000 and $30,000 for the three months ended March 31, 2001 and 2000, respectively. Approximately $29,000 of these fees were accrued at March 31, 2001.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 23,882 limited partnership units (the "Units") in the Partnership representing 60.27% of the outstanding Units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.27% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership also is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Fox Run Apartments                            95%        93%
        Plainsboro, New Jersey

Results from Operations

The Partnership's net loss for the three months ended March 31, 2001 was approximately $127,000 compared to net income of approximately $21,000 for the corresponding period in 2000. The increase in net loss is primarily due to the increase in total expenses which was offset by an increase in total revenues. The increase in total revenues was the result of increases in rental and other income. Other income increased due to increases in lease cancellation fees, cable TV income and cleaning and damage fees. Rental income increased due to an increase in occupancy and average rental rates at Fox Run Apartments.

Total expenses for the three months ended March 31, 2001 increased primarily due to increases in depreciation, property tax and general and administrative expenses. Depreciation increased due to capital improvements and replacements during the past twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value of the property as it was recently reassessed by the taxing authorities.

General and administrative expense increased for the three months ended March 31, 2001 due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $37,000 as compared to approximately $2,611,000 at March 31, 2000. Cash and cash equivalents decreased approximately $395,000 for the three months ended March 31, 2001, from the Registrant's fiscal year-end which is primarily due to approximately $675,000 and $120,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $400,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering Fox Run Apartments. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $2,832,000 for capital improvements for the property during 2001 consisting primarily of cabinet, appliance and floor covering replacements. During the three months ended March 31, 2001, the Partnership spent approximately $476,000 on capital improvements at Fox Run Apartments, primarily consisting of floor covering and cabinet replacements, water heaters, and HVAC upgrades. The additional improvements planned for 2001 at the Partnership's property will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $29,416,000 encumbering Fox Run Apartments is being amortized over periods ranging from 15 to 27 years with balloon payments of $29,108,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no cash distributions during the three months ended March 31, 2001, or 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 23,882 limited partnership units (the "Units") in the Partnership representing 60.27% of the outstanding Units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.27% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                 Date:   May 14, 2001