Form 10QSB
period 2001-06-30
ANGELES PARTNERS XI
filed 2001-08-02
CIK 702986

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $   453
   Receivables and deposits                                                      616
   Other assets                                                                  140
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                   29,427
                                                                33,425
      Less accumulated depreciation                            (22,607)       10,818
                                                                            $ 12,027

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 137
   Tenant security deposits                                                      609
   Property taxes                                                                336
   Other liabilities                                                             327
   Mortgage notes payable                                                     29,332

Partners' Deficit
   General partners                                             $ (503)
   Limited partners (39,627 units issued and
      outstanding)                                             (18,211)      (18,714)
                                                                            $ 12,027

            See Accompanying Notes to Consolidated Financial Statements


b)

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                   Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                    2001        2000        2001       2000
Revenues:
   Rental income                                 $ 2,165     $ 1,969     $ 4,248    $ 3,872
   Other income                                      108         209         226        308
     Total revenues                                2,273       2,178       4,474      4,180

Expenses:
   Operating                                         701         644       1,367      1,312
   General and administrative                         61          53         124         98
   Depreciation                                      453         394         890        769
   Interest                                          677         684       1,359      1,368
   Property taxes                                    269         209         749        418
     Total expenses                                2,161       1,984       4,489      3,965

Net income (loss)                                $   112     $   194     $   (15)   $   215

Net income allocated to general partners (1%)    $     1     $     2     $    --    $     2

Net income (loss) allocated to limited
  partners (99%)                                     111         192         (15)       213
                                                 $   112     $   194     $   (15)   $   215

Net income (loss) per limited partnership unit   $  2.80     $  4.85     $  (.38)   $  5.38

Distributions per limited partnership unit       $    --     $ 44.59     $    --    $ 44.59

            See Accompanying Notes to Consolidated Financial Statements


c)

                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                        Limited
                                       Partnership     General     Limited
                                          Units       Partners     Partners      Total

Original capital contributions            40,000        $ 30       $ 40,000    $ 40,030

Partners' deficit at
   December 31, 2000                      39,627       $ (503)    $ (18,196)   $(18,699)

Net loss for the six months
   ended June 30, 2001                        --            --          (15)        (15)

Partners' deficit at June 30, 2001        39,627       $ (503)    $ (18,211)   $(18,714)

            See Accompanying Notes to Consolidated Financial Statements


d)
                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2001         2000
Cash flows from operating activities:
  Net (loss) income                                                $   (15)      $   215
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                      890           769
     Amortization of loan costs                                         56            56
     Change in accounts:
      Receivables and deposits                                          26           139
      Other assets                                                     (44)          (29)
      Accounts payable                                                  20           193
      Tenant security deposit liabilities                              (20)           45
      Accrued property taxes                                           336            --
      Other liabilities                                                177           113

       Net cash provided by operating activities                     1,426         1,501

Cash flows from investing activities:
  Property improvements and replacements                            (1,201)         (936)

Cash flows from financing activities:
  Distributions to partners                                             --        (1,785)
  Payments on mortgage notes payable                                  (204)         (198)

       Net cash used in financing activities                          (204)       (1,983)

Net increase (decrease) in cash and cash equivalents                    21        (1,418)

Cash and cash equivalents at beginning of period                       432         2,118

Cash and cash equivalents at end of period                         $   453       $   700

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,084       $ 1,090


Included in property improvements and replacements for the six months ended June
30, 2001, are approximately $306,000 of improvements which were included in accounts payable at December 31, 2000.

            See Accompanying Notes to Consolidated Financial Statements


e)

                               ANGELES PARTNERS XI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The Partnership's consolidated financial statements include all of the accounts of Fox Run AP XI, L.P., of which the Partnership owns a 99% limited partnership interest. The general partner of Fox Run AP XI, L.P. is AP XI Fox Run GP, LLC, a single member limited liability corporation which is wholly-owned by the Registrant. Thus, these Partnerships are deemed controlled and, therefore, consolidated by the Partnership. All inter-partnership balances have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following payments owed to the Managing General Partner and affiliates during the six months ended June 30, 2001 and 2000 were paid or accrued:

                                                              2001       2000
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $224       $203
   Reimbursement for services of affiliates (included
     in general and administrative and operating
     expenses and investment property)                         112        127

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $224,000 and $203,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $112,000 and $127,000 for the six months ended June 30, 2001 and 2000, respectively. Included in these expenses at June 30, 2001 and 2000 are reimbursements of approximately $22,000 and $65,000, respectively, for construction oversight costs.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 24,276 limited partnership units (the "Units") in the Partnership representing 61.26% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.26% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

There were no cash distributions during the six months ended June 30, 2001; however subsequent to June 30, 2001, the Partnership declared and paid a distribution from operations of approximately $287,000 (approximately $284,000 to the limited partners or $7.17 per limited partnership unit). A distribution of approximately $1,785,000 (approximately $1,767,000 to the limited partners or $44.59 per limited partnership unit) was paid from operations during the six months ended June 30, 2000.

Note D - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Fox Run Apartments                            95%        95%
        Plainsboro, New Jersey

Results from Operations

The Partnership's net loss for the six months ended June 30, 2001 was approximately $15,000 compared to net income of approximately $215,000 for the corresponding period in 2000. The net income for the three months ended June 30, 2001 was approximately $112,000 compared to approximately $194,000 for the corresponding period in 2000. The decrease in net income for the three and six month periods ended June 30, 2001 as compared to the three and six months ended June 30, 2000 is primarily due to an increase in total expenses offset by an increase in total revenues. Total expenses for the three and six months ended June 30, 2001 increased due to increases in property tax, operating, depreciation, and general and administrative expenses. Property tax expense increased due to an increase in the assessed value of the property by the taxing authorities. Operating expense increased due to increased utility costs, especially natural gas, and professional expenses relating to the appeal of the property tax assessment at the Partnership's investment property offset by decreases in maintenance costs. As a result of its appeal, the assessed value of the Partnership's investment property was reduced by the taxing authority. Depreciation increased due to capital improvements and replacements during the past twelve months which are now being depreciated.

General and administrative expenses increased for the three and six months ended June 30, 2001 due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues was the result of an increase in rental revenue offset by a decrease in other income. Rental revenue increased due to an increase in average rental rates at Fox Run Apartments. Other income decreased due to decreases in corporate housing revenue and interest income. Interest income decreased due to lower average cash balances in interest bearing accounts.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $453,000 as compared to approximately $700,000 at June 30, 2000. Cash and cash equivalents increased approximately $21,000 from December 31, 2000 primarily due to approximately $1,426,000 of cash provided by operating activities offset by approximately $1,201,000 and $204,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering Fox Run Apartments. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $2,832,000 for capital improvements for the property for 2001 consisting primarily of cabinet, appliance, and floor covering replacements. During the six months ended June 30, 2001, the Partnership spent approximately $895,000 on capital improvements at Fox Run Apartments primarily consisting of cabinet and floor replacements, parking resurfacing, and water heaters. These improvements were funded from operating cash flow. The additional improvements planned for 2001 at the Partnership's property will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $29,332,000 encumbering Fox Run Apartments is being amortized over periods ranging from 15 to 27 years with balloon payments of $29,108,000 due January 2002. The Managing General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no cash distributions during the six months ended June 30, 2001; however subsequent to June 30, 2001, the Partnership declared and paid a distribution from operations of approximately $287,000 (approximately $284,000 to the limited partners or $7.17 per limited partnership unit). A distribution of approximately $1,785,000 (approximately $1,767,000 to the limited partners or $44.59 per limited partnership unit) was paid from operations during the six months ended June 30, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 24,276 limited partnership units (the "Units") in the Partnership representing 61.26% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.26% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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

                                 Date:   August 2, 2001