Form 10QSB
period 2001-09-30
ANGELES PARTNERS XI
filed 2001-11-02
CIK 702986

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

                 For the quarterly period ended September 30, 2001


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
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                                 $   442
   Receivables and deposits                                                      624
   Other assets                                                                   83
   Investment property:
      Land                                                    $  3,998
      Buildings and related personal property                   29,891
                                                               -------
                                                                33,889
      Less accumulated depreciation                            (23,056)       10,833
                                                               -------       -------
                                                                            $ 11,982

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $    137
   Tenant security deposits                                                      537
   Property taxes                                                                177
   Due to Affiliates                                                             278
   Other liabilities                                                             310
   Mortgage notes payable                                                     29,210

Partners' Deficit
   General partners                                           $   (503)
   Limited partners (39,627 units issued and
      outstanding)                                             (18,164)      (18,667)
                                                               -------       -------
                                                                            $ 11,982


            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                    2001        2000        2001       2000
                                                    ----        ----        ----       ----
Revenues:
   Rental income                                 $ 2,188     $ 2,052     $ 6,436    $ 5,924
   Other income                                      133         131         359        439
   Casualty gain                                      19          --          19         --
                                                  ------      ------      ------     ------
     Total revenues                                2,340       2,183       6,814      6,363
                                                  ------      ------      ------     ------

Expenses:
   Operating                                         535         600       1,902      1,912
   General and administrative                         59          93         183        191
   Depreciation                                      463         393       1,353      1,162
   Interest                                          681         685       2,040      2,053
   Property taxes                                    268         208       1,017        626
                                                  ------      ------      ------     ------
     Total expenses                                2,006       1,979       6,495      5,944
                                                  ------      ------      ------     ------

Net income                                       $   334     $   204     $   319    $   419
                                                  ======      ======      ======     ======

Net income allocated to general partners (1%)    $     3     $     2     $     3    $     4

Net income allocated to limited partners (99%)       331         202         316        415
                                                  ------      ------      ------     ------
                                                 $   334     $   204     $   319    $   419
                                                  ======      ======      ======     ======

Net income per limited partnership unit          $  8.35     $  5.09     $  7.97    $ 10.47
                                                  ======      ======      ======     ======
Distributions per limited partnership unit       $  7.17     $    --     $  7.17    $ 44.59
                                                  ======      ======      ======     ======


            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                          Limited
                                        Partnership    General     Limited
                                           Units      Partners     Partners      Total

Original capital contributions             40,000       $   30     $ 40,000    $ 40,030
                                           ======        =====      =======     =======

Partners' deficit at
   December 31, 2000                       39,627      $  (503)   $ (18,196)   $(18,699)

Distributions to partners                      --           (3)        (284)       (287)

Net income for the nine months
   ended September 30, 2001                    --            3          316         319
                                           ------      -------     --------     -------

Partners' deficit at
   September 30, 2001                      39,627      $  (503)    $ (18,164)   $(18,667)
                                           ======       ======      ========     =======


            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2001         2000
Cash flows from operating activities:
  Net income                                                       $   319      $   419
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      1,353        1,162
   Amortization of loan costs                                           85           85
   Casualty gain                                                       (19)          --
   Change in accounts:
      Receivables and deposits                                          18          151
      Other assets                                                     (16)         (38)
      Accounts payable                                                 (78)          19
      Tenant security deposit liabilities                              (92)          51
      Accrued property taxes                                           177           --
      Due to affiliates                                                  3           45
      Other liabilities                                                160          100
                                                                    ------       ------

       Net cash provided by operating activities                     1,910        1,994
                                                                    ------       ------

Cash flows from investing activities:
  Property improvements and replacements                            (1,588)      (1,241)
  Net insurance proceeds                                                26           --
                                                                    ------       ------

       Net cash used in investing activities                        (1,562)      (1,241)
                                                                    ------       ------

Cash flows from financing activities:
  Distributions to partners                                           (287)      (1,785)
  Payments on mortgage notes payable                                  (326)        (314)
  Advances from affiliate                                              500           --
  Payments on advances from affiliate                                 (225)          --
                                                                    ------       ------

       Net cash used in financing activities                          (338)      (2,099)
                                                                    ------       ------

Net increase (decrease) in cash and cash equivalents                    10       (1,346)

Cash and cash equivalents at beginning of period                       432        2,118
                                                                    ------       ------

Cash and cash equivalents at end of period                         $   442      $   772
                                                                    ======       ======
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,734      $ 1,747
                                                                    ======       ======
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                               $    98      $    --
                                                                    ======       ======

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2001, are approximately $306,000 of improvements which were included in accounts payable at December 31, 2000.


            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS XI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following payments owed to the Managing General Partner and affiliates during the nine months ended September 30, 2001 and 2000 were paid or accrued:

                                                              2001       2000
                                                              ----       ----
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $341       $316
   Reimbursement for services of affiliates (included
     in general and administrative and operating
     expenses and investment property)                         224        243

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $341,000 and $316,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $224,000 and $243,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts at September 30, 2001 and 2000 are reimbursements of approximately $91,000 and $104,000, respectively, for construction oversight costs.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership $500,000 to cover the property tax bill at Fox Run Apartments. Of this amount, $225,000 was repaid during the nine months ended September 30, 2001. At September 30, 2001, approximately $278,000 remains outstanding, including accrued interest which is included in Due to affiliates on the accompanying consolidated balance sheet. Interest is charged at the prime rate plus 2%. Interest expense was approximately $3,000 for the nine months ended September 30, 2001. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,276 limited partnership units (the "Units") in the Partnership representing 61.26% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.26% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Casualty Gain

During the three and nine months ended September 30, 2001, a net casualty gain of approximately $19,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in February 2001. The gain was a result of the receipt of net insurance proceeds of approximately $26,000, offset by the write-off of the net book value of the destroyed assets totaling approximately $7,000.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership paid a distribution from operations of approximately $287,000 (approximately $284,000 to the limited partners or $7.17 per limited partnership unit). A distribution of approximately $1,785,000 (approximately $1,767,000 to the limited partners or $44.59 per limited partnership unit) was paid from operations during the nine months ended September 30, 2000.

Note E - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership also is a party to certain legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000
      --------                                      ----       ----

      Fox Run Apartments                            95%        96%
        Plainsboro, New Jersey

Results from Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $319,000 as compared to approximately $419,000 for the nine months ended September 30, 2000. The Partnership's net income for the three months ended September 30, 2001 was approximately $334,000 as compared to approximately $204,000 for the three months ended September 30, 2000.

The decrease in net income for the nine months ended September 30, 2001 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in net income for the three months ended September 30, 2001 is due to an increase in total revenues, slightly offset by an increase in total expenses. Total expenses for the nine months ended September 30, 2001 increased due to increases in property tax expense and depreciation. Total expenses for the three months ended September 30, 2001 increased due to increases in property tax and depreciation expense, offset by a decrease in operating and general and administrative expenses. Property tax expense increased for the three and nine months ended September 30, 2001 due to an increase in the assessed value of the property by the taxing authorities. Depreciation expense increased for the three and nine months ended September 30, 2001 due to capital improvements and replacements during the past twelve months which are now being depreciated. Operating expenses decreased for the three months ended September 30, 2001 due to a decrease in maintenance costs.

General and administrative expenses decreased for the three months ended September 30, 2001 due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues for the nine months ended September 30, 2001 is due to an increase in rental revenue and recognition of a casualty gain offset by a decrease in other income. The increase in total revenues for the three months ended September 30, 2001 is due to an increase in rental revenue and recognition of a casualty gain. Rental revenue increased for the three and nine months ended September 30, 2001 due to an increase in the average rental rates which more than offset a slight decrease in occupancy. Other income decreased for the nine months ended September 30, 2001 due to decreases in corporate housing revenue and interest income. Interest income decreased due to lower average cash balances in interest bearing accounts.

During the three and nine months ended September 30, 2001, a net casualty gain of approximately $19,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in February 2001. The gain was a result of the receipt of net insurance proceeds of approximately $26,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $7,000.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $442,000 compared to approximately $772,000 at September 30, 2000. Cash and cash equivalents increased approximately $10,000 from December 31, 2000 due to approximately $1,910,000 of cash provided by operating activities offset by approximately $1,562,000 and $338,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements slightly offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgages encumbering Fox Run Apartments, distributions to partners and payments on advances from affiliate offset by an advance from an affiliate of the General Partner. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership budgeted approximately $3,168,000 for capital improvements for the property for 2001 consisting primarily of structural improvements and cabinet, appliance, and floor covering replacements. During the nine months ended September 30, 2001, the Partnership spent approximately $1,380,000 on capital improvements at Fox Run Apartments primarily consisting of cabinet and floor replacements, parking lot resurfacing, and water heaters. These improvements were funded from operating cash flow and advances from an affiliate. Additional improvements planned for 2001 at the Partnership's property will be incurred only if cash is available from operations and/or advances from affiliates. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $29,210,000 encumbering Fox Run Apartments is being amortized over periods ranging from 15 to 27 years with balloon payments of $29,108,000 due January 2002. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the nine months ended September 30, 2001, the Partnership paid a distribution from operations of approximately $287,000 (approximately $284,000 to the limited partners or $7.17 per limited partnership unit). A distribution of approximately $1,785,000 (approximately $1,767,000 to the limited partners or $44.59 per limited partnership unit) was paid from operations during the nine months ended September 30, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturities, refinancings and/or sale of the property. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,276 limited partnership units (the "Units") in the Partnership representing 61.26% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.26% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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