Form 10KSB
period 2001-12-31
ANGELES PARTNERS XI
filed 2002-03-26
CIK 702986

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $9,016,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners XI (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on February 14, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the non-managing general partners. Effective November 30, 2001, AIMCO/IPT, Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1983 and 1984, during its acquisition phase, the Registrant acquired eight existing apartment properties, a retail/apartment complex, a retail/office complex and an office/warehouse complex. In 1991, the Registrant invested in a joint venture along with two other related partnerships. On February 26, 1999, the joint venture sold its only investment property. The Registrant continues to own and operate one apartment complex. See "Item 2. Description of Property".

Commencing February 14, 1983, the Registrant offered up to 40,000 units of Limited Partnership Interest (the "Units"), at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000) pursuant to a Registration Statement filed with the Securities and Exchange Commission. Upon termination of the offering, the Registrant sold 40,000 units aggregating $40,000,000. The General Partners contributed capital in the amount of $30,000 for a 1% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing management services for the Registrant.

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

Item 2.  Description of Property:

The following table sets forth the Partnership's investment in property:

                               Date of
Property                      Purchase         Type of Ownership          Use

Fox Run Apartments             5/27/83   Fee ownership subject to     Apartments
  Plainsboro, New Jersey                 first mortgage (1)           776 units

(1)   Property is held by a wholly owned Limited Partnership.

Schedule of Property:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                        Gross
                       Carrying   Accumulated    Useful                  Federal
Property                Value    Depreciation     Life      Method      Tax Basis
                           (in thousands)                            (in thousands)

Fox Run Apartments    $34,767      $23,538      5-20 yrs     S/L        $11,730

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                        Principal                                          Principal
                        Balance At                                          Balance
                       December 31,   Interest    Period     Maturity       Due At
      Property             2001         Rate    Amortized    Date (1)      Maturity
                      (in thousands)                                    (in thousands)
Fox Run Apartments
  1st mortgage           $35,000       6.76%    20 yrs(1)     12/2021    $     --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

On December 5, 2001, the Partnership refinanced the mortgage notes payable encumbering Fox Run Apartments. The refinancing replaced first and second mortgages of approximately $29,125,000 with a new mortgage in the amount of $35,000,000. The new mortgage carries a stated interest rate of 6.76%. The interest rates on the old first and second mortgages were 8.32% and 15.29%, respectively. Principal and interest payments on the mortgage loan are due monthly until the loan matures in December 2021, at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $337,000. The Partnership paid additional interest of $608,000 at the time of repayment as required by the mortgage agreement.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2001 and 2000 for the property:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                      (per unit)
 Property                        2001           2000          2001         2000

 Fox Run Apartments             $11,745       $10,757         94%           96%

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

Real Estate Taxes and Rates:

Real estate tax and rates in 2001 were:

                                    2001             2001
                                  Billing            Rate
                               (in thousands)
Fox Run Apartments                 $1,058            3.56%

Capital Improvements:

During the year ended December 31, 2001, the Partnership spent approximately $2,258,000 on capital improvements at Fox Run Apartments primarily consisting of cabinet and floor replacements, parking lot resurfacing, and water heaters. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $233,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 40,000 Limited Partnership Units (the "Units") aggregating $40,000,000. The Partnership currently has 39,627 Units outstanding held by 1,602 Limited Partners of record. Affiliates of the Managing General Partner owned 24,394 Units or 61.56% of the outstanding Units at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000. See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details.

                                                Distributions
                                                          Per Limited
                                       Aggregate       Partnership Unit

        01/01/00 - 12/31/00         $2,079,000 (1)          $ 51.93

        01/01/01 - 12/31/01          3,847,000 (2)            96.10

(1)   Distributions were made from operations.

(2)  Distributions  consist  of  approximately   $287,000  from  operations  and
     approximately $3,560,000 from refinancing proceeds.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,394 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2001 was approximately $76,000 compared to net income of approximately $665,000 for the corresponding period in 2000. The decrease in the net income for the year ended December 31, 2001 compared to the corresponding period in 2000 is due to an increase in total expenses offset by an increase in total revenues. Total expenses increased for the year ended December 31, 2001, due to increases in depreciation, interest and property tax expenses, partially offset by decreases in operating and general and administrative expenses. Depreciation expense increased due to property improvements and replacements during the past twelve months which are now being depreciated. The increase in interest expense is due to the additional interest relating to the refinancing of the property's mortgages in December 2001 (see "Liquidity and Capital Resources" for more details.) The increase in property tax expense is due to an increase in the tax rate assessed by the taxing authorities, including an increase in the assessed tax for 2000 which was billed and paid during 2001. Operating expenses decreased due to a decrease in maintenance costs, especially the cost of contract labor at the Partnership's property.

General and administrative expenses decreased for the year ended December 31, 2001 due to a decrease in management reimbursements to the Managing General Partner allowed under the Partnership Agreement and a decrease in professional expenses necessary for the administration of the Partnership. In addition to management reimbursements, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The increase in total revenues for the year ended December 31, 2001 is due to an increase in rental income and the recognition of a casualty gain partially offset by a decrease in other income. Rental income increased due to an increase in average rental rates which more than offset a slight decrease in occupancy. Other income decreased due to decreases in corporate housing revenue and interest income. Interest income decreased due to lower average cash balances in interest bearing accounts.

During the year ended December 31, 2001, a net casualty gain of approximately $19,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in February 2001. The gain was a result of the receipt of net insurance proceeds of approximately $26,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $7,000.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $460,000 compared to approximately $432,000 at December 31, 2000, an increase of approximately $28,000. The increase is due to approximately $1,652,000 and $1,280,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $2,904,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds received from the refinancing of Fox Run Apartments and advances from an affiliate, partially offset by the repayment of mortgage notes payable, distributions to partners, repayment of advances from an affiliate, principal payments made on the mortgages encumbering Fox Run Apartments and loan costs paid. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender slightly offset by insurance proceeds received. The Registrant invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $233,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected, at least in the short term.

On December 5, 2001, the Partnership refinanced the mortgage notes payable encumbering Fox Run Apartments. The refinancing replaced first and second mortgages of approximately $29,125,000 with a new mortgage in the amount of $35,000,000. The new mortgage carries a stated interest rate of 6.76%. The interest rates on the old first and second mortgages were 8.32% and 15.29%, respectively. Principal and interest payments on the mortgage loan are due monthly until the loan matures in December 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $337,000. The Partnership paid additional interest of $608,000 at the time of repayment as required by the mortgage agreement. The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $3,847,000 (approximately $3,808,000 to the limited partners or $96.10 per limited partnership unit). Of this amount, approximately $3,560,000 (approximately $3,524,000 to the limited partners or $88.93 per limited partnership unit) was paid from the refinancing proceeds of Fox Run Apartments and approximately $287,000 (approximately $284,000 to the limited partners or $7.17 per limited partnership unit) was paid from operations. During the year ended December 31, 2000, distributions of $2,079,000 (approximately $2,058,000 to the limited partners or $51.93 per limited partnership unit) was paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,394 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.  Financial Statements


ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI


We have audited the accompanying consolidated balance sheet of Angeles Partners XI as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $   460
   Receivables and deposits                                                      832
   Restricted escrow                                                             625
   Other assets                                                                  380
   Investment property (Notes B and E):
      Land                                                    $ 3,998
      Buildings and related personal property                   30,769
                                                                34,767
      Less accumulated depreciation                            (23,538)       11,229
                                                                            $ 13,526

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 306
   Tenant security deposits                                                      477
   Other liabilities                                                             365
   Mortgage note payable (Notes B and E)                                      35,000

Partners' Deficit
   General partners                                            $ (543)
   Limited partners (39,627 units issued and
      outstanding)                                             (22,079)      (22,622)
                                                                            $ 13,526

        See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                                Years Ended
                                                                December 31,
                                                              2001       2000
Revenues:
   Rental income                                           $ 8,518     $ 7,994
   Other income                                                479         575
   Casualty gain (Note F)                                       19          --
      Total revenues                                         9,016       8,569
Expenses:
   Operating                                                 2,435       2,473
   General and administrative                                  250         281
   Depreciation                                              1,835       1,575
   Interest                                                  3,303       2,749
   Property taxes                                            1,269         826
      Total expenses                                         9,092       7,904

Net (loss) income                                          $   (76)    $   665

Net (loss) income allocated to general partners (1%)       $    (1)    $     7

Net (loss) income allocated to limited partners (99%)          (75)        658
                                                           $   (76)    $   665
Net (loss) income per limited partnership unit             $ (1.89)    $ 16.60

Distributions per limited partnership unit                 $ 96.10     $ 51.93

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           40,000      $    30    $ 40,000    $ 40,030

Partners' deficit
   at December 31, 1999                  39,627      $  (489)   $(16,796)   $(17,285)

Net income for the year ended
   December 31, 2000                         --            7         658         665

Distributions to partners                    --          (21)     (2,058)     (2,079)

Partners' deficit at
   December 31, 2000                     39,627         (503)    (18,196)    (18,699)

Net loss for the year
   ended December 31, 2001                   --           (1)        (75)         (76)

Distributions to partners                    --          (39)     (3,808)      (3,847)

Partners' deficit
   at December 31, 2001                  39,627      $  (543)   $(22,079)   $(22,622)

        See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                            $   (76)     $   665
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                  1,835        1,575
   Amortization of loan costs                                      103          113
   Casualty gain                                                   (19)          --
   Change in accounts:
      Receivables and deposits                                    (190)         143
      Other assets                                                   6           (7)
      Accounts payable                                             (70)          75
      Tenant security deposit liabilities                         (152)          60
      Other liabilities                                            215         (173)

      Net cash provided by operating activities                  1,652        2,451

Cash flows from investing activities:
  Property improvements and replacements                        (2,305)      (1,610)
  Net deposits to restricted escrow                               (625)          --
  Distributions from joint venture                                  --            4
  Net insurance proceeds                                            26           --

       Net cash used in investing activities                    (2,904)      (1,606)

Cash flows from financing activities:
  Proceeds from refinancing                                     35,000           --
  Payments on mortgage notes payable                              (411)        (452)
  Repayment of mortgage notes payable                          (29,125)          --
  Distributions to partners                                     (3,847)      (2,079)
  Loan costs                                                      (337)          --
  Advances from affiliate                                        1,079           --
  Repayment of advances from affiliate                          (1,079)          --

       Net cash provided by (used in) financing activities       1,280       (2,531)

Increase (decrease) in cash and cash equivalents                    28       (1,686)

Cash and cash equivalents at beginning of year                     432        2,118

Cash and cash equivalents at end year                          $   460      $   432

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 3,066      $ 2,639
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                           $   259      $   306

        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XI (the "Registrant" or "Partnership") is a California limited partnership organized on February 14, 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective February 26, 1999, IPT was merged into Apartment Management and Investment Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the Non-Managing General Partners. Effective November 30, 2001, AIMCO/IPT Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, Elliott Family Partnership sold its remaining interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2001, the Partnership operates one residential property located in Plainsboro, New Jersey.

Principles  of  Consolidation:   The  Partnership's   consolidated   financial
statements include all the accounts of Fox Run AP XI, L.P., a wholly-owned limited partnership. All interpartnership balances have been eliminated.

Allocation of Profits, Losses, Gains and Distributions to Partners: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the Managing General Partner to the extent of the amount of any brokerage compensation and incentive interest to which the Managing General Partner is entitled plus any prior brokerage compensation and incentive interest to the extent not previously allocated. Next, to any Partners to the extent they have a negative capital balance. The remainder of the gain is allocated in proportion with the partnership interests.

The Partnership will allocate other profits and losses 1% to the General Partners and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partners and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership the Distributable Net Proceeds shall be distributed as follows: (i) first, to the Partners in proportion to their interests until the limited partners have received cumulative distributions equal to their original capital contributions reduced by the amount of any previous distributions; (ii) second, to the Partners until the Limited Partners have received distributions from all sources equal to their 6% Cumulative Distribution; (iii) third, to the Managing General Partner until it has received an amount equal to the difference between
(a) 3% of the Aggregate Disposition Prices (as defined in the Partnership Agreement) of all properties and investments sold or otherwise disposed of, or refinanced by the Partnership, on a cumulative basis and (b) all distributions previously received by the Managing General Partner pursuant to this clause;
(iv) fourth, to the Partners until the Limited Partners have received distributions from all sources equal to an additional cumulative return of 4% per annum on their Adjusted Capital Investment; and (v) thereafter, 85% to the Limited Partners and Non-Managing General Partners in proportion to their interests and 15% to the Managing General Partner.

Restricted Escrows: In connection with the December 2001 refinancing of Fox Run Apartments approximately $625,000 of the net proceeds was placed in a restricted escrow account held by the mortgage lender. These funds will be held until the property reaches 95% average annual occupancy and maintains that level for three consecutive months.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $448,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on its rental payments.

Loan Costs: Loan costs of approximately $337,000 at December 31, 2001, are included in other assets on the balance sheet and are being amortized on a straight-line basis over the life of the loan. Amortization of loan costs is included in interest expense.

Investment Property: The Partnership owns and operates one investment property consisting of an apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is calculated by the straight-line and accelerated methods over the estimated lives of the rental property and personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985 and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 5-20 years.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $43,000 for both of the years ended December 31, 2001 and 2000 were charged to operating expense.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable

                         Principal       Monthly                               Principal
                         Balance At      Payment      Stated                    Balance
                        December 31,    Including    Interest    Maturity       Due At
Property                    2001        Interest       Rate        Date        Maturity
                              (in thousands)                                (in thousands)
Fox Run Apartments
  1st mortgage           $35,000           $266        6.76%      12/2021      $     --

On December 5, 2001, the Partnership refinanced the mortgage notes payable encumbering Fox Run Apartments. The refinancing replaced first and second mortgages of approximately $29,125,000 with a new mortgage in the amount of $35,000,000. The new mortgage carries a stated interest rate of 6.76%. The interest rates on the old first and second mortgages were 8.32% and 15.29%, respectively. Principal and interest payments on the mortgage loan are due monthly until the loan matures in December 2021, at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $337,000. The Partnership paid additional interest of $608,000 at the time of repayment as required by the mortgage agreement.

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. This note imposes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing note indebtedness.

Scheduled principal payments of mortgage note payable subsequent to December 31, 2001, are as follows (in thousands):

                                2002           $   856
                                2003               916
                                2004               980
                                2005             1,048
                                2006             1,121
                             Thereafter         30,079
                                Total          $35,000
Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable income:

                                              2001                  2000
                                         (in thousands, except per unit data)
Net (loss) income as reported              $   (76)              $   665
Add (deduct):
Depreciation differences                       792                   490
Unearned income                                 94                   (15)
Other                                         (146)                   81
Federal taxable income                     $   664               $ 1,221
Federal taxable income
  per limited partnership unit             $ 16.58               $ 30.50

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported            $(22,622)
Land and buildings                        2,890
Accumulated depreciation                 (2,389)
Syndication and distribution costs        5,261
Other                                       133

Net liabilities - Federal tax basis    $(16,727)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the Managing General Partner and affiliates during each of the years ended December 31, 2001 and 2000:

                                                               2001      2000
                                                               (in thousands)

Property management fees (included in operating expense)      $ 448     $ 428

Partnership management fee (included in general and
  administrative expenses (*))                                    9        23

Reimbursement for services of affiliates (included in
 general and administrative expenses and investment
 property)                                                      450       357

Interest expense paid to an affiliate                            23        --

(*) The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. At December 31, 2001, the Partnership has accrued approximately $16,000 of Partnership management fees which is included in other liabilities on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $448,000 and $428,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $450,000 and $357,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $274,000 and $174,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner loaned the Partnership approximately $1,079,000 during the year ended December 31, 2001. All of these advances were repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $23,000 for the year ended December 31, 2001. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,394 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal    Subsequent to
      Description         Encumbrances      Land      Property     Acquisition
                         (in thousands)                           (in thousands)
Fox Run Apartments          $35,000      $ 3,998       $20,990       $ 9,779


                        Gross Amount At Which Carried
                             At December 31, 2001
                             (in thousands)

                               Buildings
                              And Related
                                Personal              Accumulated      Date     Depreciable
     Description       Land     Property     Total    Depreciation   Acquired   Life-Years
                                                     (in thousands)

Fox Run Apartments    $3,998    $30,769    $34,767      $23,538      5/27/83       5-20

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Investment Property

Balance at beginning of year                   $32,530          $30,614
    Property improvements                        2,258            1,916
    Disposition of assets                          (21)              --

Balance at end of year                         $34,767          $32,530

Accumulated Depreciation

Balance at beginning of year                   $21,717          $20,142
    Additions charged to expense                 1,835            1,575
    Disposition of assets                          (14)              --

Balance at end of year                         $23,538          $21,717

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2001 and 2000 is approximately $37,657,000 and $35,425,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000, is approximately $25,927,000 and $24,885,000, respectively.

Note F - Casualty

During the year ended December 31, 2001, a net casualty gain of approximately $19,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in February 2001. The gain was a result of the receipt of net insurance proceeds of approximately $26,000, offset by the write-off of the net book value of the destroyed assets totaling approximately $7,000.

Note G - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $3,847,000 (approximately $3,808,000 to the limited partners or $96.10 per limited partnership unit). Of this amount, approximately $3,560,000 (approximately $3,524,000 to the limited partners or $88.93 per limited partnership unit) was paid from the refinancing proceeds of Fox Run Apartments and approximately $287,000 (approximately $284,000 to the limited partners or $7.17 per limited partnership unit) was paid from operations. During the year ended December 31, 2000, distributions of $2,079,000 (approximately $2,058,000 to the limited partners or $51.93 per limited partnership unit) was paid from operations.

Note H - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $32,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10. Executive Compensation

None of the directors and officer of the Managing General Partner received any remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

Insignia Properties LP                           80             0.20%
(an affiliate of AIMCO)
Cooper River Properties, LLC                  8,782            22.16%
(an affiliate of AIMCO)
AIMCO Properties, LP                         15,532            39.20%
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

The following amounts were paid or accrued to the Managing General Partner and affiliates during each of the years ended December 31, 2001 and 2000:

                                                               2001      2000
                                                               (in thousands)

Property management fees                                      $ 448     $ 428

Partnership management fee (*)                                    9        23

Reimbursement for services of affiliates                        450       357

Interest expense paid to an affiliate                            23        --

(*) The Partnership Agreement provides for a fee equal to 5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. At December 31, 2001, the Partnership has accrued approximately $16,000 of Partnership management fees which is included in other liabilities on the accompanying consolidated balance sheet.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $448,000 and $428,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $450,000 and $357,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $274,000 and $174,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner loaned the Partnership approximately $1,079,000 during the year ended December 31, 2001. All of these advances were repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $23,000 for the year ended December 31, 2001. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $66,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,394 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.


                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit 10.13, Promissory Note between New York Life Insurance, a New York mutual insurance company and Fox Run AP XI, LP., a South Carolina limited partnership dated December 5, 2001.

(b)   Reports on Form 8-K filed in the fourth  quarter  of the  calendar  year
      2001:

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


                                 Date: March 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye               Patrick J. Foye            Date:March 26, 2002
                                 Executive Vice President
                                  and Director

/s/Martha L. Long                Martha L. Long             Date:March 26,2002
                                 Senior Vice President
                                 and Controller

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

      10.13 Promissory Note between New York Life Insurance, a New York mutual insurance company and Fox Run AP XI, LP., a South Carolina limited partnership dated December 5, 2001 as filed herein.

                                 PROMISSORY NOTE

$35,000,000.00                                          Plainsboro, New Jersey
                                                                          , 2001


      FOR VALUE RECEIVED, Fox Run AP XI, L.P. ("Maker"), a South Carolina limited partnership, having an office c/o AIMCO, 2000 South Colorado Boulevard, Tower Two, Suite 2-1000, Denver, Colorado 80222, promises to pay to NEW YORK LIFE INSURANCE COMPANY ("Holder"), a New York mutual insurance company, having its principal office at 51 Madison Avenue, New York, New York 10010-1603, or order, without offset, at its principal office in New York, New York, or at such other place as may be designated in writing by Holder, the principal sum of Thirty-Five Million and 00/100 Dollars ($35,000,000.00), lawful money of the United States of America, together with interest thereon at the rate ("Interest Rate") of six and seventy-six one hundredths of one percent (6.76%) per annum, payable in monthly payments ("Payments") of Two Hundred Sixty-Six Thousand Three Hundred Thirty-Six and 00/100 Dollars ($266,336.00), commencing on the tenth
(10th) day of January, 2002 and payable on the tenth (10th) day of each and every month thereafter until and including December 10, 2022 ("Maturity Date"). In addition, on the Maturity Date, Maker shall pay to Holder the entire unpaid principal balance of this Note, together with all interest then accrued thereon pursuant to this Note and all other Obligations (as hereinafter defined) then unpaid pursuant to the Loan Instruments (as hereinafter defined). Holder shall apply each Payment, when received, first to the Obligations, other than principal and interest, which are then due and payable, but only if so elected by Holder in its sole and absolute discretion, and then to the payment of accrued interest on the outstanding principal balance hereof and the remainder to the reduction of such principal balance. Interest from the date hereof through and including December 9, 2001, is due and payable on the date of this Note and shall be computed on the basis of the actual number of days in such period over a 360 day year.

      This Note is secured by, among other things, (a) a Mortgage, Assignment of Leases and Rents and Security Agreement ("Mortgage"), dated as of the date hereof, granted by Maker to Holder and encumbering premises and other property ("Secured Property") more particularly described in the Mortgage and (b) an Assignment of Leases, Rents, Income and Cash Collateral, dated as of the date hereof, from Maker to Holder. Obligations, Loan Instruments and all other capitalized terms used in this Note and not expressly defined herein shall have the meanings assigned to such terms in the Mortgage. The terms and provisions of the Loan Instruments, other than this Note, are hereby fully incorporated into this Note by reference.

      From and after the earlier to occur of an Event of Default or the Maturity Date, the aggregate amount of the Obligations shall automatically bear interest at an annual rate ("Increased Rate") equal to the Interest Rate plus five percentage points, unless compliance with applicable law requires a lesser interest rate, in which event the aggregate amount of the Obligations shall bear interest at the maximum rate permitted by law.

      Any default in the making of any Payment or in the making of any payment due pursuant to Section 1.04 of the Mortgage or in the making of any other deposit or reserve due pursuant to any Loan Instrument on the date the same is due will result in loss and additional expense to Holder in servicing the Obligations, handling such delinquent payments and meeting its other financial obligations. Accordingly, upon the occurrence of any such default, Maker shall pay, without regard to any grace periods, a late charge ("Late Charge") of four percent (4%) of each such overdue Payment. Maker agrees that (a) the exact amount of such loss and additional expense is extremely difficult, if not impossible to determine, (b) the Late Charge is a reasonable estimate of such loss and expense and therefore does not constitute a penalty and (c) in addition to, and not in lieu of, the exercise of any other remedies to which Holder may be entitled, Holder may collect from Maker all Late Charges for the purpose of defraying such loss and expense, unless applicable law requires a lesser such charge, in which event Holder may collect from Maker a Late Charge at the maximum rate permitted by applicable law.

      Maker may not prepay the Obligations prior to January 10, 2005 ("Closed Period"). On or after January 10, 2005, or on the tenth (10th) day of any month thereafter, Maker may prepay the outstanding principal balance of this Note (in whole but not in part), together with accrued interest thereon to the date of prepayment and any other outstanding Obligations, provided that Maker gives Holder not less than sixty (60) and not more than seventy (70) days prior written notice of Maker's intention to make such prepayment, and provided further that, in addition to paying the entire outstanding principal balance of this Note, all accrued interest thereon and any other outstanding Obligations, Maker pays to Holder the Make-Whole Amount. Any prepayment notice given by Maker shall be deemed null and void if the prepayment covered by such notice is not made by the date of such prepayment specified in such notice.

      "Make-Whole Amount" with respect to any prepayment that occurs after the Closed Period means an amount equal to the greater of (a) one percent (1%) of the then entire outstanding principal balance of this Note or (b) the present value as of the date of prepayment of the remaining scheduled payments of principal and interest (including any balloon payment), determined by discounting such payments at the Monthly Equivalent Treasury Security Rate (as hereinafter defined), less the amount of principal being prepaid, provided such difference shall not be less than zero. "Monthly Equivalent Treasury Security Rate" means the rate which, when compounded monthly, results in a yield that is equivalent to the yield on the Equivalent U.S. Treasury Security plus fifty (.50) basis points, which is compounded semi-annually. "Equivalent U.S. Treasury Security" means the U.S. treasury bill, note or bond, having a maturity date closest in maturity to the Maturity Date, as reported in The Wall Street Journal (or, if The Wall Street Journal is no longer published, another daily financial publication of national circulation selected by Holder) on the third (3rd) business day preceding the date of prepayment. Maker waives any right of prepayment except as expressly provided herein and as may be provided in the other Loan Instruments. Notwithstanding anything herein to the contrary, if Maker prepays all Obligations not more than three (3) months days prior to the Maturity Date and after not less than fifteen (15) days prior written notice to Holder, Maker shall not be required to pay the Make-Whole Amount.

      If the outstanding principal balance of this Note or any portion thereof shall become due and payable or shall be paid as a result of (a) an Event of Default (which Event of Default shall be conclusively deemed to be a willful default made for the purpose of avoiding payment of the Make-Whole Amount), (b) the exercise by Maker or any other person of any right of redemption or the taking by Maker or any other person of any other action to prevent a foreclosure of the Secured Property, or (c) a casualty or condemnation with respect to the Secured Property, then Maker shall pay to Holder the Make-Whole Amount computed, to the extent not prohibited by applicable law, as if Maker had elected to prepay this Note, as provided in the preceding paragraph, on the date of such Event of Default, exercise, action, casualty or condemnation, as applicable. If such Event of Default, exercise, action, casualty or condemnation occurs during the Closed Period, then, to the extent not prohibited by applicable law, the Make-Whole Amount shall be equal to the greater of (a) ten percent (10%) of the principal balance of this Note then unpaid or (b) the Make-Whole Amount, as calculated in the manner set forth in the immediately preceding paragraph.

      From and after the existence of an Event of Default, Holder, at its option, may declare all Obligations to be immediately due and payable, then or thereafter, as Holder may elect, regardless of the stated Maturity Date of this Note.

      If Holder collects all or any part of the Obligations by an action, at law or in equity, or in any bankruptcy, receivership or other court proceeding (whether at the trial or appellate level), or if this Note is placed in the hands of attorney(s) for collection, Maker shall pay, in addition to the principal and interest due or deemed to be due, whether by acceleration or otherwise, and in addition to the Make-Whole Amount (a) all costs, including, without limitation, attorneys' fees and expenses, of collecting or attempting to collect all amounts due pursuant to this Note and all other Obligations, of enforcing or attempting to enforce Holder's rights and remedies pursuant to the Loan Instruments and of protecting the collateral securing this Note, (b) all Late Charges due pursuant to this Note and (c) interest, at the Increased Rate, computed on the amount of the Obligations.

      The failure by Holder to exercise any right, power, privilege, remedy or option as to maturity, foreclosure or otherwise, provided in any Loan Instrument or otherwise available at law or in equity (each a "Remedy" and collectively, "Remedies") before or after any Event of Default, in any one or more instances, or the acceptance by Holder of any partial payment or partial performance, shall not constitute a waiver of any default or any Remedy, each of which shall remain continuously in force, until waived in writing by Holder. Holder, at its option, may rescind, in writing, any acceleration of this Note, but the tender and acceptance of partial payment or partial performance alone shall not rescind or in any other way affect any acceleration of this Note or the exercise by Holder of any of its Remedies.

       Maker and Holder intend to comply strictly with all usury laws now or hereafter in force in the jurisdiction ("State") in which the Secured Property is located, and all interest payable pursuant to this Note or any other Loan Instrument shall be reduced to the maximum amount which is not in excess of the maximum non-usurious rate of interest applicable to this Note or any other Loan Instrument ("Legal Rate") allowed under the usury laws of the State, as now or hereafter construed by the courts having jurisdiction over such matters. If the aggregate of all interest (whether designated as interest, Late Charges, Make-Whole Amount or otherwise) contracted for, chargeable or receivable pursuant to this Note or any other Loan Instrument, whether upon regular payment or acceleration or otherwise, exceeds the Legal Rate, it shall conclusively be deemed a mutual mistake. Such excess shall be canceled automatically, and, if theretofore paid, shall, at the option of Holder, either be rebated to Maker or credited in reduction of the outstanding principal balance of this Note, or, if this Note has been repaid, such excess shall be rebated to Maker. In the event of a conflict between the provision of this paragraph and the provisions of any other portion of this Note or any other Loan Instrument, the provisions of this paragraph shall control.

      Maker waives all requirements for presentment, protest, notice of protest, notice of dishonor, demand for payment and diligence in collection of this Note or the Loan Instruments, and any and all other notices and matters of a like nature, except for those expressly required by the Mortgage. Without notice to Maker and without discharging Maker's liability hereunder, Maker consents to any extension of time (whether one or more) of payment of this Note, release of all or any part of the security for the payment of this Note or release of any Person liable for payment of this Note.

      This Note may be changed only by an agreement, in writing, signed by Maker and Holder. Maker waives and renounces all homestead exemption rights as to the Obligations or any renewal or extension thereof. No failure or delay on the part of Holder in exercising any Remedy pursuant to this Note or any Loan Instrument, and no course of dealing between Maker and Holder, shall operate as a waiver of any Remedy, nor shall any single or partial exercise of any Remedy preclude any other or further exercise thereof or the exercise of any other Remedy. All Remedies expressly provided for in the Loan Instruments are cumulative, and are not exclusive of any rights, powers, privileges or remedies which Holder would otherwise have at law or equity. No notice to or demand on Maker in any case shall entitle Maker to any other or further notice or demand in similar or other circumstances, nor shall any such notice or demand constitute a waiver of the right of Holder to take any other or further action in any circumstances without notice or demand.

      The obligations of each Person and entity comprising Maker shall be joint and several. The unenforceability or invalidity of any provision of this Note as to any Person or circumstance shall not render that provision unenforceable or invalid as to any other Person or circumstance, and all provisions hereof, in all other respects, shall remain valid and enforceable.

      If an Event of Default has occurred (and regardless of whether or not it has been cured), Holder may exercise any and all Remedies, and shall have full recourse to the Secured Property and to any other collateral given by Maker to secure any or all of the Obligations, provided that any judgment obtained by Holder in any proceeding to enforce the Remedies shall be enforced only against the Secured Property and/or such other collateral. Notwithstanding the foregoing, Holder may name Maker or any of its successors or assigns or any Person holding under or through them as parties to any actions, suits or other proceedings initiated by Holder to enforce any Remedies against the Secured Property and/or such other collateral, including without, limitation, any action, suit or proceeding to foreclose the lien of the Mortgage against the Secured Property or to otherwise realize upon any other lien or security interest created in any other collateral given to secure the payment of any or all of the Obligations. The restriction on enforcement contained in the first sentence of this paragraph shall not apply to, and Maker shall be personally liable for, all losses, claims, damages, costs, expenses and/or liabilities, including, without limitation, attorneys' fees and expenses, incurred by Holder
(a) as a result of any material misstatement of fact (i) by Maker or any Person constituting Maker, made to induce Holder to advance the principal amount evidenced hereby or (ii) contained in any Loan Instrument, (b) as a result of fraud committed by Maker or any Person constituting Maker, (c) as a result of the collection or application of any insurance proceeds, condemnation awards, trust funds or Rents in a manner which is not in accordance with the provisions of the Loan Instruments, (d) as a result of the breach of any representation or warranty contained in the Sections of the Mortgage pertaining to environmental matters, including without limitation, Sections 1.05E(4), 2.03(C) and 2.03(D), or any default with respect to any covenant contained in the Sections of the Mortgage pertaining to environmental matters, including without limitation,
Section 1.05(E), (e) as a result of any default with respect to Maker's covenant to pay Impositions or insurance premiums pursuant to the Mortgage, (f) arising from, in respect of, as a consequence of, or in connection with: (i) the existence of any circumstance or the occurrence of any action described in
Section 1.05E(1) of the Mortgage, (ii) claims asserted by any Person (including, without limitation, any Governmental Agency) in connection with, or in any way arising out of, the presence, storage, use, disposal, generation, transportation or treatment of any Hazardous Material on, in, under or about the Secured Property, (iii) the violation or claimed violation of any law relating to any Hazardous Material or any other Environmental Requirement in regard to the Secured Property, regardless of whether or not such violation or claimed violation occurred prior to or after the date of this Note or whether or not such violation or claimed violation occurred prior to or after the time that Maker became the owner of the Secured Property, or (iv) the preparation of any environmental audit as to the Secured Property, whether conducted or authorized by Maker, Holder or any other Person or the implementation of any environmental audit's recommendations, or (g) as a result of any intentional, bad faith waste of the Secured Property committed by Maker or its agents (such damages to include, without limitation, all repair costs incurred by Maker). In addition, and notwithstanding the restriction on enforcement contained in the first sentence of this paragraph, Maker also shall be personally liable for and Holder may seek judgment against Maker for all outstanding principal, interest and other Obligations if there shall be a violation of Section 1.11 of the Mortgage and/or in the event that any voluntary petition for bankruptcy, reorganization or arrangement pursuant to federal bankruptcy law, or any similar federal or state law, shall be filed by, consented to or acquiesced in by Maker or any Guarantor and/or if any proceeding for the dissolution or liquidation of Maker or any Guarantor shall be instituted by Maker or any Guarantor. The restriction on enforcement contained in the first sentence of this paragraph shall not apply to the Environmental Indemnity Agreement of even date herewith executed by Maker and the other indemnitors, if any, in favor of Holder or to the Guarantee of even date herewith executed by Guarantor for the benefit of Holder. It is expressly understood and agreed, however, that nothing contained in this paragraph shall (x) in any manner or way constitute or be deemed to be a release of the Obligations or otherwise affect or impair the enforceability of the liens, assignments, rights and security interests created by the Mortgage or any of the other Loan Instruments or any future advance or any related agreements or
(y) preclude Holder from foreclosing the Mortgage or from exercising its other remedies set forth in the Mortgage or the Assignment, or from enforcing any of its rights and remedies in law or in equity (including, without limitation, injunctive and declaratory relief, restraining orders and receivership proceedings), except as provided in this paragraph.

      If any payment required hereunder or under any other Loan Instrument becomes due on a Saturday, Sunday, or legal holiday in the state in which the Premises are located, then such payment shall be due and payable on the immediately succeeding business day.

      "Maker" and "Holder" shall be deemed to include the respective heirs, administrators, legal representatives, successors and assigns of Maker and Holder.

      Time is of the essence with respect to each and every provision hereof.

      This Note shall be governed by, and construed and enforced in accordance with the laws of the State, other than such laws with respect to conflicts of laws.

In the event of any inconsistencies between the terms of this Note and the terms of any other Loan Instruments, the terms of this Note shall prevail.

      This Note may be executed in any number of counterparts, each of which shall be deemed to be an original and all of which shall constitute one and the same document.

                             [signature page to follow]

                       [signature page to Promissory Note]

      IN WITNESS WHEREOF, maker has executed this Note as of the date first above written.

      MAKER:

      FOX RUN AP XI, L.P., a South Carolina limited partnership

      By:  AP XI Fox Run GP, L.L.C., a South Carolina limited liability company
            Its general partner

            By:  Angeles Partners XI, a California limited partnership,
                  Its sole member

                  By:  Angeles Realty Corporation II, a California corporation
                          Its managing general partner

                        By:
                             Name: Patti K. Fielding
                              Title: Senior Vice President



STATE OF COLORADO       )
                        )
COUNTY OF               )

      The foregoing instrument was acknowledged before me this ____ day of _________, 2001 by Patti K. Fielding, in her capacity as a Senior Vice President of Angeles Realty Corporation II, a California corporation, on behalf of said corporation and in its capacity as the managing general partner of Angeles Partners XI, a California limited partnership, on behalf of said limited partnership and in its capacity as the member of AP XI Fox Run GP, L.L.C., a South Carolina limited liability company, on behalf of said limited liability company and its capacity as the general partner of Fox Run AP XI, L.P., a South Carolina limited partnership, on behalf of said limited partnership.

(SEAL)

                                       By:
                                      Name:
                                     Title:
My commission expires: