Form 10QSB
period 2002-06-30
ANGELES PARTNERS XI
filed 2002-08-14
CIK 702986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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



                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


                               ANGELES PARTNERS XI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 225
   Receivables and deposits                                                      433
   Restricted escrows                                                            625
   Other assets                                                                  523
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                   31,692
                                                                35,690
      Less accumulated depreciation                            (24,597)       11,093
                                                                            $ 12,899

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 166
   Tenant security deposits                                                      413
   Other liabilities                                                             103
   Mortgage notes payable                                                     34,579

Partners' Deficit
   General partners                                             $ (540)
   Limited partners (39,627 units issued and
      outstanding)                                             (21,822)      (22,362)
                                                                            $ 12,899

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                   Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                    2002        2001        2002       2001
Revenues:
   Rental income                                 $ 2,027     $ 2,165     $ 4,101    $ 4,248
   Other income                                      129         108         298        226
     Total revenues                                2,156       2,273       4,399      4,474

Expenses:
   Operating                                         580         701       1,237      1,367
   General and administrative                         55          61         128        124
   Depreciation                                      536         453       1,059        890
   Interest                                          591         677       1,186      1,359
   Property taxes                                    265         269         529        749
     Total expenses                                2,027       2,161       4,139      4,489

Net income (loss)                                $   129     $   112     $   260    $   (15)

Net income allocated to general partners (1%)    $     1     $     1     $     3    $    --

Net income (loss) allocated to limited
  partners (99%)                                     128         111         257        (15)
                                                 $   129     $   112     $   260    $   (15)

Net income (loss) per limited partnership unit   $  3.23     $  2.80     $  6.49    $  (.38)

            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                        Limited
                                       Partnership     General     Limited
                                          Units       Partners     Partners      Total

Original capital contributions            40,000        $ 30       $ 40,000    $ 40,030

Partners' deficit at
   December 31, 2001                      39,627       $ (543)    $ (22,079)   $(22,622)

Net income for the six months
   ended June 30, 2002                        --             3          257         260

Partners' deficit at June 30, 2002        39,627       $ (540)    $ (21,822)   $(22,362)
            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)




                                                                     Six Months Ended
                                                                         June 30,
                                                                     2002         2001
Cash flows from operating activities:
  Net income (loss)                                                $   260       $   (15)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                    1,059           890
     Amortization of loan costs                                          8            56
     Change in accounts:
      Receivables and deposits                                         399            26
      Other assets                                                    (151)          (44)
      Accounts payable                                                  (8)           20
      Tenant security deposit liabilities                              (64)          (20)
      Accrued property taxes                                            --           336
      Other liabilities                                               (262)          177

       Net cash provided by operating activities                     1,241         1,426

Cash flows used in investing activities:
  Property improvements and replacements                            (1,055)       (1,201)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                  (421)         (204)

Net (decrease) increase in cash and cash equivalents                  (235)           21

Cash and cash equivalents at beginning of period                       460           432

Cash and cash equivalents at end of period                         $   225       $   453

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,177       $ 1,084

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
   accounts payable                                                $   127       $    --

Included in property improvements and replacements for the six months ended June
30, 2002 and 2001, are approximately $259,000 and $306,000, respectively, of improvements which were included in accounts payable at December 31, 2001 and 2000, respectively.

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Partnership paid to such affiliates approximately $222,000 and $224,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $207,000 and $112,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $107,000 and $22,000 for the six months ended June 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $102,000 and $86,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Fox Run Apartments                            95%        95%
        Plainsboro, New Jersey

Results from Operations

The Partnership's net income for the six months ended June 30, 2002 was approximately $260,000 compared to a net loss of approximately $15,000 for the corresponding period in 2001. Net income for the three months ended June 30, 2002 was approximately $129,000 compared to net income of $112,000 for the corresponding period in 2001. The increase in net income for the three and six months ended June 30, 2002 compared to the same periods in 2001 is primarily due to a decrease in total expenses partially offset by a decrease in total revenues. Total expenses for the three and six months ended June 30, 2002 decreased due to decreases in interest, property tax, and operating expenses partially offset by an increase in depreciation expense. Interest expense decreased due to the refinancing of the mortgages encumbering Fox Run Apartments in December 2001 at a lower interest rate and due to a decrease in the amortization of loan costs as a result of the new loan having less loan costs amortized over a longer period. The decrease in property tax expense is due to additional taxes billed and paid in 2001 for the increased assessed value of the property for 2000. Operating expense decreased due to a decrease in natural gas expense and salaries and related benefits partially offset by increased insurance expense at Fox Run Apartments. Depreciation expense increased due to property improvements and replacements during the past twelve months which are now being depreciated.

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

The decrease in total revenues for the three and six months ended June 30, 2002 was due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to a decrease in average rental rates and an increase in bad debt expense. Other income increased primarily due to an increase in laundry income, recreation facility fees and tenant charges.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $225,000 compared to approximately $453,000 at June 30, 2001. Cash and cash equivalents decreased approximately $235,000 since December 31, 2001 due to approximately $1,055,000 and $421,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,241,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Fox Run Apartments. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted approximately $1,051,000 for capital improvements for the property during 2002 consisting primarily of appliance and floor covering replacements, perimeter fencing, cabinet replacements, parking lot resurfacing and water and gas submetering. During the six months ended June 30, 2002, the Partnership spent approximately $923,000 on capital improvements at Fox Run Apartments, primarily consisting of clubhouse renovations, water submetering, floor covering, cabinet and roof replacements, structural improvements, swimming pool improvements and water heaters. The additional improvements planned for 2002 at the Partnership's property will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $34,579,000 encumbering Fox Run Apartments is being amortized over 20 years and matures in December 2021, at which time the mortgage is scheduled to be fully amortized.

There were no cash distributions during the six months ended June 30, 2002 and 2001. Subsequent to June 30, 2002, the Partnership declared and paid a distribution from refinancing proceeds of approximately $223,000 (approximately $221,000 to the limited partners or $5.58 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,896 limited partnership units (the "Units") in the Partnership representing 62.83% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $229.00 per unit expired. Pursuant to this offer, AIMCO acquired 487 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.83% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Amended Agreement of Limited Partnership dated February 26, 1982, filed in Form 10-K dated November 30, 1983, incorporated herein by reference.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                               ANGELES PARTNERS XI

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/ Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                          and Chief Accounting Officer

                              Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.