Form 10QSB
period 2002-09-30
ANGELES PARTNERS XI
filed 2002-11-14
CIK 702986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 422
   Receivables and deposits                                                      423
   Restricted escrows                                                            625
   Other assets                                                                  448
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                   31,834
                                                               35,832
      Less accumulated depreciation                            (25,121)       10,711
                                                                            $ 12,629

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 58
   Tenant security deposits                                                      400
   Other liabilities                                                             470
   Mortgage notes payable                                                     34,363

Partners' Deficit
   General partners                                             $ (544)
   Limited partners (39,627 units issued and
      outstanding)                                             (22,118)      (22,662)
                                                                            $ 12,629


            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                    2002        2001        2002       2001
Revenues:
   Rental income                                 $ 1,996     $ 2,188     $ 6,097    $ 6,436
   Other income                                      142         133         440        359
   Casualty gain                                      --          19          --         19
     Total revenues                                2,138       2,340       6,537      6,814

Expenses:
   Operating                                         553         535       1,790      1,902
   General and administrative                        230          59         358        183
   Depreciation                                      524         463       1,583      1,353
   Interest                                          586         681       1,772      2,040
   Property taxes                                    266         268         795      1,017
     Total expenses                                2,159       2,006       6,298      6,495

Net (loss) income                                $   (21)    $   334     $   239    $   319

Net (loss) income allocated to general
   partners (1%)                                 $    --     $     3     $     2    $     3

Net (loss) income allocated to limited
  partners (99%)                                     (21)        331         237        316
                                                 $   (21)    $   334     $   239    $   319

Net (loss) income per limited
  partnership unit                               $  (.53)    $  8.35     $  5.98    $  7.97

Distributions per limited partnership unit       $  6.96     $  7.17     $  6.96    $  7.17


            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                        Limited
                                       Partnership     General     Limited
                                          Units       Partners     Partners      Total

Original capital contributions            40,000        $ 30       $ 40,000    $ 40,030

Partners' deficit at
   December 31, 2001                      39,627       $ (543)    $ (22,079)   $(22,622)

Distributions to partners                                   (3)        (276)       (279)

Net income for the nine months
   ended September 30, 2002                   --             2          237         239

Partners' deficit at
   September 30, 2002                     39,627       $ (544)    $ (22,118)   $(22,662)

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     2002         2001
Cash flows from operating activities:
  Net income                                                       $   239       $   319
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    1,583         1,353
     Amortization of loan costs                                         12            85
     Casualty gain                                                      --           (19)
     Change in accounts:
      Receivables and deposits                                         409            18
      Other assets                                                     (80)          (16)
      Accounts payable                                                  11           (78)
      Tenant security deposit liabilities                              (77)          (92)
      Accrued property taxes                                            --           177
      Due to affiliates                                                 --             3
      Other liabilities                                                105           160

       Net cash provided by operating activities                     2,202         1,910

Cash flows from investing activities:
  Property improvements and replacements                            (1,324)       (1,588)
  Insurance proceeds received                                           --            26
    Net cash used in investing activities                           (1,324)       (1,562)

Cash flows from financing activities:
  Distributions to partners                                           (279)         (287)
  Payments on mortgage notes payable                                  (637)         (326)
  Advances from affiliate                                               --           500
  Payments on advances from affiliate                                   --          (225)
    Net cash used in financing activities                             (916)         (338)

Net (decrease) increase in cash and cash equivalents                   (38)           10

Cash and cash equivalents at beginning of period                       460           432

Cash and cash equivalents at end of period                         $   422       $   442

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,760       $ 1,734

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
   accounts payable                                                $    --       $    98

Included in property  improvements  and  replacements  for the nine months ended
September  30,  2002  and  2001,  are   approximately   $259,000  and  $306,000,
respectively,  of  improvements  which  were  included  in  accounts  payable at
December 31, 2001 and 2000, respectively.

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Partnership paid to such affiliates approximately $328,000 and $341,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $276,000 and $224,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $133,000 and $91,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 5% of "Net cash flow from operations," as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. During the nine months ended September 30, 2002 fees of approximately $12,000 were earned by the Managing General Partner and are included in other liabilities on the accompanying consolidated balance sheet. There were no fees earned during the nine months ended September 30, 2001.

In accordance with the Partnership Agreement, an affiliate of the General Partner loaned the Partnership $500,000 to cover the property tax bill at Fox Run Apartments during 2001. Of this amount, $225,000 was repaid during the nine months ended September 30, 2001. At September 30, 2001, approximately $278,000 remained outstanding, including accrued interest. This balance was repaid during the fourth quarter of 2001. Interest is charged at the prime rate plus 2%. Interest expense was approximately $3,000 for the nine months ended September 30, 2001. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2002.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $102,000 and $86,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

During the nine months ended September 30, 2001, a net casualty gain of approximately $19,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in February 2001. The gain was the result of the receipt of net insurance proceeds of approximately $26,000 offset by the write off of the net book value of the destroyed assets totaling approximately $7,000.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Fox Run Apartments                            95%        95%
        Plainsboro, New Jersey

Results from Operations

The Partnership's net income for the nine months ended September 30, 2002 was approximately $239,000 compared to net income of approximately $319,000 for the corresponding period in 2001. The Partnership had a net loss for the three months ended September 30, 2002 of approximately $21,000 compared to net income of approximately $334,000 for the corresponding period in 2001.

The decrease in net income for the nine months ended September 30, 2002 compared to the same period in 2001 is primarily due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in net income for the three months ended September 30, 2002 compared to the same period in 2001 is primarily due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues for the three and nine months ended September 30, 2002 was due to a decrease in rental income and a casualty gain in 2001, partially offset by an increase in other income. Rental income decreased primarily due to a decrease in average rental rates and an increase in bad debt expense. Other income increased primarily due to an increase in laundry income, recreation facility fees and tenant charges partially offset by reduced club house rentals and interest income due to lower average cash balances in interest bearing accounts

During the nine months ended September 30, 2001, a net casualty gain of approximately $19,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in February 2001. The gain was the result of the receipt of insurance proceeds of approximately $26,000 offset by the write off of the net book value of the destroyed assets totaling approximately $7,000.

Total expenses decreased for the nine months ended September 30, 2002 due to decreases in operating, interest, and property tax expenses partially offset by an increase in depreciation and general and administrative expenses. Total expenses increased for the three months ended September 30, 2002 due to increases in depreciation, operating and general and administrative expenses partially offset by a decrease in interest expense. Operating expenses decreased for the nine months ended September 30, 2002 due to a decrease in property and property administrative expenses, partially offset by increases in insurance and maintenance expenses. Property expenses decreased due to reduced utility costs and payroll and related benefit costs at Fox Run Apartments. Property administrative expenses decreased due to reduced professional fees and overhead expenses. Insurance expense increased due to an increase in hazard insurance premiums, partially offset by a decrease in fidelity bond insurance. Maintenance expenses increased due to increases in contract labor expenses and interior building repairs. Operating expenses increased for the three months ended September 30, 2001 due to increased insurance and maintenance expenses as discussed above partially offset by reduced property expenses as discussed above and reduced property management fees. Interest expense decreased for both periods due to the refinancing of the mortgages encumbering Fox Run Apartments in December 2001 at a lower interest rate and due to a decrease in the amortization of loan costs as a result of the new loan having less loan costs amortized over a longer period. The decrease in property tax expense for the nine months ended September 30, 2002 is due to additional taxes billed and paid during the first six months of 2001 for the increased assessed value of the property for 2000. Depreciation expense increased for both periods due to property improvements and replacements completed and placed into service during the past twelve months which are now being depreciated.

General and administrative expenses increased for the three and nine months ended September 30, 2002 due to a new partner tax implemented in New Jersey for 2002. Also included in general and administrative expenses are the cost of services included in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $422,000 compared to approximately $442,000 at September 30, 2001. Cash and cash equivalents decreased approximately $38,000 since December 31, 2001 due to approximately $1,324,000 and $916,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,202,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Fox Run Apartments and distributions to partners. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Capital improvements planned for the Partnership's property is detailed below. The Partnership has budgeted approximately $1,102,000 for capital improvements for the property during 2002 consisting primarily of appliance and floor covering replacements, perimeter fencing, cabinet replacements, parking lot resurfacing and water and gas submetering. During the nine months ended September 30, 2002, the Partnership completed approximately $1,065,000 of capital improvements at Fox Run Apartments, primarily consisting of clubhouse renovations, water submetering, floor covering, cabinet and roof replacements, structural improvements, swimming pool improvements and water heaters. These improvements were funded from operating cash flow. The additional improvements planned for 2002 at the Partnership's property will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $34,363,000 encumbering Fox Run Apartments is being amortized over 20 years and matures in December 2021.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                      Nine Months          Per         Nine Months          Per
                         Ended           Limited          Ended           Limited
                     September 30,     Partnership    September 30,     Partnership
                          2002            Unit             2001             Unit

Operations              $   --           $   --          $  287            $  7.17
Refinancing (1)            279             6.96              --                 --
                        $  279           $ 6.96          $  287            $  7.17

(1) Refinancing proceeds are from December 2001 refinancing. Approximately $688,000 remains to be distributed.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,934 limited partnership units (the "Units") in the Partnership representing 62.92% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.92% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                               ANGELES PARTNERS XI

                                 By:     Angeles Realty Corporation II
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/ Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                          and Chief Accounting Officer

                                 Date:   November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners XI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation II, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners XI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           ___________________
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           ___________________
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.