Form 10QSB/A
period 2002-09-30
ANGELES PARTNERS XI
filed 2003-01-09
CIK 702986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

The issuer recently discovered that it had inadvertently omitted conformed signatures on certain certifications included in its 10-QSB filing made November 14, 2002. Original signatures were complete and on file with the issuer at the time the 10-QSB filing was made in November; however, due to a clerical error, conformed signatures were not included in the electronic filing. This amendment is being filed solely to correct this inadvertent clerical error.

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

Total expenses decreased for the nine months ended September 30, 2002 due to decreases in operating, interest, and property tax expenses partially offset by an increase in depreciation and general and administrative expenses. Total expenses increased for the three months ended September 30, 2002 due to increases in depreciation, operating and general and administrative expenses partially offset by a decrease in interest expense. Operating expenses decreased for the nine months ended September 30, 2002 due to a decrease in property and property administrative expenses, partially offset by increases in insurance and maintenance expenses. Property expenses decreased due to reduced utility costs and payroll and related benefit costs at Fox Run Apartments. Property administrative expenses decreased due to reduced professional fees and overhead expenses. Insurance expense increased due to an increase in hazard insurance premiums, partially offset by a decrease in fidelity bond insurance. Maintenance expenses increased due to increases in contract labor expenses and interior building repairs. Operating expenses increased for the three months ended September 30, 2001 due to increased insurance and maintenance expenses as discussed above partially offset by reduced property expenses as discussed above and reduced property management fees. Interest expense decreased for both periods due to the refinancing of the mortgages encumbering Fox Run Apartments in December 2001 at a lower interest rate and due to a decrease in the amortization of loan costs as a result of the new loan having less loan costs amortized over a longer period. The decrease in property tax expense for the nine months ended September 30, 2002 is due to additional taxes billed and paid during the first six months of 2001 for the increased assessed value of the property for 2000. Depreciation expense increased for both periods due to property improvements and replacements completed and place into service during the past twelve months which are now being depreciated.

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

                                 Date:   January 9, 2003

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


Date: November 13, 2002

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

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


Date: November 13, 2002

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles  Realty  Corporation  II,
                                    equivalent of the chief financial officer of
                                    the Partnership

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


                                   /s/Patrick J. Foye
                             Name: Patrick J. Foye
                             Date: November 13, 2002


                                   /s/Paul J. McAuliffe
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.