Form 10KSB
period 2002-12-31
ANGELES PARTNERS XI
filed 2003-03-31
CIK 702986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $8,650,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.  Description of Business

Angeles Partners XI (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on February 14, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the non-managing general partners and are both affiliates of AIMCO. Effective November 30, 2001, AIMCO/IPT, Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, the
Elliott Family Partnership sold its general partner interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those that may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. Although the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and, competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.  Description of Property

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

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                        Gross
                       Carrying   Accumulated    Useful                  Federal
Property                Value    Depreciation     Life      Method      Tax Basis
                           (in thousands)                            (in thousands)

Fox Run Apartments    $36,059      $25,635      5-30 yrs     S/L        $ 11,700

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                        Principal                                          Principal
                        Balance At                                          Balance
                       December 31,   Interest    Period     Maturity       Due At
      Property             2002         Rate    Amortized    Date (1)      Maturity
                      (in thousands)                                    (in thousands)
Fox Run Apartments
  1st mortgage           $34,069       6.76%    20 yrs(1)     12/2021      $     --

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for the property:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                      (per unit)
 Property                        2002           2001          2002         2001

 Fox Run Apartments             $11,059       $11,745         95%           94%

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

Real Estate Taxes and Rates

Real estate tax and rates in 2002 were:

                                    2002             2002
                                  Billing            Rate
                               (in thousands)
Fox Run Apartments                 $1,061            2.76%

Capital Improvements

During the year ended December 31, 2002, the Partnership spent approximately $1,310,000 on capital improvements at Fox Run Apartments primarily consisting of clubhouse renovations, water submetering, floor covering, roof replacements, structural improvements, swimming pool improvements, water heaters, and parking lot resurfacing. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $217,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

In February 1983, the Partnership, a publicly-held limited partnership, offered and sold 40,000 Limited Partnership Units (the "Units") for an aggregate purchase price of $40,000,000. The Partnership currently has 39,627 Units outstanding held by 1,534 Limited Partners of record. Affiliates of the Managing General Partner owned 24,944 Units or 62.95% of the outstanding Units at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001.

                                                Distributions
                                                          Per Limited
                                       Aggregate       Partnership Unit
                                 (in thousands)

        01/01/01 - 12/31/01            $3,847 (1)           $ 96.10

        01/01/02 - 12/31/02            $  279 (2)             $6.96

(1)  Distributions  consist  of  approximately   $287,000  from  operations  and
     approximately $3,560,000 from refinancing proceeds.
(2) Distributions consist of approximately $279,000 from remaining refinancing proceeds from December 2001 refinancing.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,944 limited partnership units (the "Units") in the Partnership representing 62.95% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.95% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $318,000 compared to a net loss of approximately $76,000 for the corresponding period in 2001. The increase in net income for the year ended December 31, 2002 compared to the corresponding period in 2001 is due to a decrease in total expenses partially offset by a decrease in total revenues. Total expenses decreased for the year ended December 31, 2002, due to decreases in operating, property tax, and interest expenses partially offset by increases in depreciation and general and administrative expenses. Operating expenses decreased due to decreased property expenses partially offset by increased insurance expense. The decrease in property expense is due to reduced utility costs and payroll and related benefit costs at Fox Run Apartments. Insurance expense increased due to an increase in hazard insurance premiums, partially offset by a decrease in fidelity bond insurance. The decrease in property tax expense is due to reassessment of the property value in 2001 retroactive to 2000. The decrease in interest expense is due to the refinancing of the mortgages encumbering Fox Run Apartments in December 2001 at a lower interest rate and due to a decrease in the amortization of loan costs as a result of the new loan having lower loan costs amortized over a longer period. (see "Liquidity and Capital Resources" for more details.) Depreciation expense increased due to property improvements and replacements during the past twelve months, which are now being depreciated.

General and administrative expenses increased for the year ended December 31, 2002 primarily due to a new partnership level tax based on the number of partners in the partnership implemented by the state of New Jersey for 2002 of approximately $230,000. Also included in general and administrative expenses are the cost of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The decrease in total revenues for the year ended December 31, 2002 is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in average rental rates, and an increase in bad debt expense that was partially offset by a slight increase in occupancy and reduced concession costs. Other income increased due to increases in laundry income, recreational facility fees, tenant charges, and corporate housing revenue, partially offset by decreases in individual washer/dryer income and clubhouse rentals and interest income due to lower average cash balances in interest bearing accounts.

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000.

During the year ended December 31, 2001, a casualty gain of approximately $19,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in February 2001. The gain was a result of the receipt of insurance proceeds of approximately $26,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $7,000.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $677,000 compared to approximately $460,000 at December 31, 2001, an increase of approximately $217,000. The increase is due to approximately $2,817,000 of cash provided by operating activities, partially offset by approximately $1,390,000 and $1,210,000 of cash used in investing and financing activities respectively. Cash used in investing activities consisted of property improvements and replacements expenditures slightly offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering Fox Run Apartments. The Registrant invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $217,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected, at least in the short term.

On December 5, 2001, the Partnership refinanced the mortgage notes payable encumbering Fox Run Apartments. The refinancing replaced first and second mortgages of approximately $29,125,000 with a new mortgage in the amount of $35,000,000. The new mortgage carries an interest rate of 6.76%. The interest rates on the previous first and second mortgages were 8.32% and 15.29%, respectively. Principal and interest payments on the mortgage loan are due monthly until the loan matures in December 2021 at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $337,000. The Partnership paid additional interest of $608,000 at the time of repayment as required by the mortgage agreement. The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                      For the Year         Per         For the year         Per
                         Ended           Limited          Ended           Limited
                      December 31,     Partnership     December 31,     Partnership
                          2002            Unit             2001             Unit

Operations              $   --           $   --          $  287            $  7.17
Refinancing (1)            279             6.96           3,560              88.93
                        $  279           $ 6.96        $ 3,847           $  96.10

(1) Refinancing proceeds are from the December 2001 refinancing noted above. Approximately $688,000 remains to be distributed at December 31, 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,944 limited partnership units (the "Units") in the Partnership representing 62.95% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.95% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 6. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.  Financial Statements


ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI


We have audited the accompanying consolidated balance sheet of Angeles Partners XI as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                 $ 677
   Receivables and deposits                                                      309
   Restricted escrow                                                             625
   Other assets                                                                  447
   Investment property (Notes B and E):
      Land                                                    $ 3,998
      Buildings and related personal property                   32,061
                                                                36,059
      Less accumulated depreciation                            (25,635)       10,424
                                                                            $ 12,482

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 268
   Tenant security deposits                                                      385
   Other liabilities                                                             343
   Mortgage note payable (Notes B and E)                                      34,069

Partners' Deficit
   General partners                                            $ (543)
   Limited partners (39,627 units issued and
      outstanding)                                             (22,040)      (22,583)
                                                                            $ 12,482


               See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                                Years Ended
                                                                December 31,
                                                              2002      2001
Revenues:
   Rental income                                           $ 8,064    $ 8,518
   Other income                                                569        479
   Casualty gain (Note F)                                       17         19
      Total revenues                                         8,650      9,016
Expenses:
   Operating                                                 2,335      2,435
   General and administrative                                  469        250
   Depreciation                                              2,114      1,835
   Interest                                                  2,353      3,303
   Property taxes                                            1,061      1,269
      Total expenses                                         8,332      9,092

Net income (loss) (Note C)                                 $   318    $   (76)

Net income (loss) allocated to general partners (1%)       $     3    $    (1)

Net income (loss) allocated to limited partners (99%)          315        (75)

                                                           $   318    $   (76)
Net income (loss) per limited partnership unit             $  7.95    $ (1.89)

Distributions per limited partnership unit                 $  6.96    $ 96.10

               See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           40,000      $    30    $ 40,000    $ 40,030

Partners' deficit
   at December 31, 2000                  39,627      $  (503)   $(18,196)   $(18,699)

Net loss for the year ended
   December 31, 2001                         --           (1)        (75)        (76)

Distributions to partners                    --          (39)     (3,808)     (3,847)

Partners' deficit at
   December 31, 2001                     39,627         (543)    (22,079)    (22,622)

Net income for the year
   ended December 31, 2002                   --            3         315          318

Distributions to partners                    --           (3)       (276)        (279)

Partners' deficit
   at December 31, 2002                  39,627      $  (543)   $(22,040)   $(22,583)

               See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Year Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income (loss)                                            $   318      $   (76)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                  2,114        1,835
   Amortization of loan costs                                       16          103
   Casualty gain                                                   (17)         (19)
   Change in accounts:
      Receivables and deposits                                     523         (190)
      Other assets                                                 (83)           6
      Accounts payable                                              60          (70)
      Tenant security deposit liabilities                          (92)        (152)
      Other liabilities                                            (22)         215

      Net cash provided by operating activities                  2,817        1,652

Cash flows from investing activities:
  Property improvements and replacements                        (1,408)      (2,305)
  Net deposits to restricted escrow                                 --         (625)
  Insurance proceeds                                                18           26

       Net cash used in investing activities                    (1,390)      (2,904)

Cash flows from financing activities:
  Proceeds from refinancing                                          --      35,000
  Payments on mortgage notes payable                               (931)       (411)
  Repayment of mortgage notes payable                                --     (29,125)
  Distributions to partners                                        (279)     (3,847)
  Loan costs                                                         --        (337)
  Advances from affiliate                                            --       1,079
  Repayment of advances from affiliate                               --      (1,079)

       Net cash (used in) provided by financing activities       (1,210)      1,280

Increase in cash and cash equivalents                               217          28

Cash and cash equivalents at beginning of year                      460         432

Cash and cash equivalents at end year                          $    677     $   460

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  2,532     $ 3,066
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                           $    161     $   259


               See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XI (the "Registrant" or "Partnership") is a California limited partnership organized on February 14, 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective February 26, 1999, IPT was merged into Apartment Management and Investment Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the Non-Managing General Partners. Effective November 30, 2001, AIMCO/IPT Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Registrant. On June 30, 2000, the Elliott Family Partnership sold its general partner interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2002, the Partnership operates one residential property located in Plainsboro, New Jersey.

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

Restricted Escrows: In connection with the December 2001 refinancing of Fox Run Apartments, approximately $625,000 of the net proceeds was placed in a restricted escrow account held by the mortgage lender. These funds will be held until the property reaches 95% average annual occupancy and maintains that level for three consecutive months. This criteria has not been met, as a result the balance in the account at December 31, 2002 was approximately $625,000.

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

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $667,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on their rental payments.

Loan Costs: Loan costs of approximately $337,000 less accumulated amortization of approximately $17,000 at December 31, 2002, are included in other assets on the balance sheet and are being amortized using the straight-line method over the life of the loan. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $17,000 for each of the years 2003 through 2007.

Investment Property: The Partnership owns and operates one investment property consisting of an apartment complex, which is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2002 or 2001.

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

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $35,000 and $43,000 for the years ended December 31, 2002 and 2001, respectively were charged to operating expense.

Recent Accounting Pronouncements: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Its adoption did not have any effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with an early adoption option. The Partnership adopted SFAS No. 145 effective April 1, 2002. Its adoption did not have any effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable


                         Principal       Monthly                               Principal
                         Balance At      Payment      Stated                    Balance
                        December 31,    Including    Interest    Maturity       Due At
Property                    2002        Interest       Rate        Date        Maturity
                              (in thousands)                                (in thousands)
Fox Run Apartments
  1st mortgage           $34,069           $266        6.76%      12/2021      $     --

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. This note imposes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing note indebtedness.

On December 5, 2001, the Partnership refinanced the mortgage notes payable encumbering Fox Run Apartments. The refinancing replaced first and second mortgages of approximately $29,125,000 with a new mortgage in the amount of $35,000,000. The new mortgage carries an interest rate of 6.76%. The interest rates on the previous first and second mortgages were 8.32% and 15.29%, respectively. Principal and interest payments on the mortgage loan are due monthly until the loan matures in December 2021, at which time the loan is scheduled to be fully amortized. Total capitalized loan costs were approximately $337,000. The Partnership paid additional interest of $608,000 at the time of repayment as required by the mortgage agreement.

Scheduled principal payments of mortgage note payable subsequent to December 31, 2002, are as follows (in thousands):

                                2003           $   842
                                2004               980
                                2005             1,048
                                2006             1,121
                                2007             1,199
                             Thereafter         28,879
                                Total          $34,069
Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

                                              2002                  2001

Net income (loss) as reported              $   318               $   (76)
Add (deduct):
Depreciation differences                       820                   792
Unearned income                                (26)                   94
Other                                           83                  (146)
Federal taxable income                     $ 1,195               $   664
Federal taxable income
  per limited partnership unit             $ 29.86               $ 16.58

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported            $(22,583)
Land and buildings                        2,862
Accumulated depreciation                 (1,586)
Syndication and distribution costs        5,261
Other                                       235

Net liabilities - Federal tax basis    $(15,811)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

In exchange for property management services, affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property. The Registrant paid to such affiliates approximately $432,000 and $448,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $299,000 and $450,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $145,000 and $274,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The Managing General Partner earned approximately $36,000 and $9,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses. At December 31, 2002, the Partnership has accrued approximately $43,000 of Partnership management fees which is included in other liabilities on the accompanying consolidated balance sheet. Of this amount $25,000 will remain accrued until criteria for payment has been met. At December 31, 2001 the Partnership had accrued approximately $16,000 in Partnership management fees.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner loaned the Partnership approximately $1,079,000 during the year ended December 31, 2001. All of these advances were repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $23,000 for the year ended December 31, 2001. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $124,000 and $86,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,944 limited partnership units (the "Units") in the Partnership representing 62.95% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.95% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrances      Land      Property      Acquisition
                         (in thousands)                           (in thousands)
Fox Run Apartments          $34,069      $ 3,998       $20,990       $ 11,071


                       Gross Amount At Which Carried
                           At December 31, 2002
                              (in thousands)


                               Buildings
                              And Related
                                Personal              Accumulated      Date     Depreciable
     Description       Land     Property     Total    Depreciation   Acquired   Life-Years
                                                     (in thousands)

Fox Run Apartments    $3,998    $32,061    $36,059      $25,635      5/27/83       5-30

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "investment property and accumulated depreciation":

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
Investment Property

Balance at beginning of year                     $34,767         $32,530
    Property improvements and replacements         1,310           2,258
    Disposition of assets                            (18)            (21)

Balance at end of year                           $36,059         $34,767

Accumulated Depreciation

Balance at beginning of year                     $23,538         $21,717
    Additions charged to expense                   2,114           1,835
    Disposition of assets                            (17)            (14)

Balance at end of year                           $25,635         $23,538

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2002 and 2001 is approximately $38,921,000 and $37,657,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001, is approximately $27,221,000 and $25,927,000, respectively.

Note F - Casualties

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000.

During the year ended December 31, 2001, a casualty gain of approximately $19,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in February 2001. The gain was a result of the receipt of insurance proceeds of approximately $26,000, offset by the write-off of the net book value of the destroyed assets totaling approximately $7,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

         None.
                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective, October 1, 1998 and February 26, 1999, Insignia and IPT were each merged into Apartment Investment and Management Company ("AIMCO"). Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The names and ages of, as well as the positions and offices held by, the executive officers and director of the Managing General Partner, are set forth below. There are no family relationships between or among any officers and directors.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $30,000 and non-audit services (principally tax related) of approximately $13,000.

Item 10. Executive Compensation

None of the directors and officer of the Managing General Partner received any remuneration from the Partnership.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentage

Insignia Properties LP                           80             0.20%
(an affiliate of AIMCO)
Cooper River Properties, LLC                  8,782            22.16%
(an affiliate of AIMCO)
AIMCO Properties, LP                         16,082            40.59%
(an affiliate of AIMCO)

Cooper River Properties, LLC, and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

In exchange for property management services, affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property. The Registrant paid to such affiliates approximately $432,000 and $448,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $299,000 and $450,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $145,000 and $274,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The Managing General Partner earned approximately $36,000 and $9,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses. At December 31, 2002, the Partnership has accrued approximately $43,000 of Partnership management fees which is included in other liabilities on the accompanying consolidated balance sheet. Of this amount $25,000 will remain accrued until criteria for payment has been met. At December 31, 2001 the Partnership had accrued approximately $16,000 in Partnership management fees.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner loaned the Partnership approximately $1,079,000 during the year ended December 31, 2001. All of these advances were repaid during the year ended December 31, 2001. Interest was charged at the prime rate plus 2%. Interest expense was approximately $23,000 for the year ended December 31, 2001. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2002.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $124,000 and $86,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,944 limited partnership units (the "Units") in the Partnership representing 62.95% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.95% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:

               See Exhibit Index attached.

(b) Reports on Form 8-K filed in the fourth quarter of the calendar year 2002:

               None.

ITEM 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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



                                 ANGELES PARTNERS XI
                                 (A California Limited Partnership)
                                 (Registrant)

                                    By:  Angeles Realty Corporation II
                                         Managing General Partner

                                     By: /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                     By: /s/Thomas C. Novosel
                                         Senior Vice President and
                                         Chief Accounting Officer

                                   Date: March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye               Executive Vice President   Date: March 28, 2003
Patrick J. Foye                  and Director


/s/Thomas C. Novosel             Senior Vice President      Date: March 28, 2003
Thomas C. Novosel                and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners XI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners XI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

                               ANGELES PARTNERS XI

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

      3.1 Amended Agreement of Limited Partnership dated February 26, 1982, filed in Form 10-K dated November 30, 1983, incorporated herein by reference

      10.13 Promissory Note between New York Life Insurance, a New York mutual insurance company and Fox Run AP XI, LP., a South Carolina limited partnership dated December 5, 2001, filed as exhibit 10.13 to the Partnership's Annual Report on Form 10-KSB dated March 25, 2002, incorporated herein by reference.

99   Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners XI (the "Partnership"), for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.