Form 10QSB
period 2003-03-31
ANGELES PARTNERS XI
filed 2003-05-14
CIK 702986

UNITED STATES
                         SECURITIES EXCHANGE ACT OF 1934
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2003


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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $ 475
   Receivables and deposits                                                      248
   Restricted escrows                                                            625
   Other assets                                                                  351
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                   32,548
                                                                36,546
      Less accumulated depreciation                            (26,177)       10,369
                                                                            $ 12,068

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 518
   Tenant security deposit liabilities                                           385
   Other liabilities                                                             212
   Mortgage note payable                                                      33,921

Partners' Deficit
   General partners                                             $ (547)
   Limited partners (39,627 units issued and
      outstanding)                                             (22,421)      (22,968)
                                                                            $ 12,068


                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)







                                                           Three Months Ended
                                                               March 31,
                                                             2003     2002
Revenues:
   Rental income                                           $1,873    $2,074
   Other income                                                84       169
   Casualty gain                                                4        --
      Total revenues                                        1,961     2,243
Expenses:
   Operating                                                  640       657
   General and administrative                                 185        73
   Depreciation                                               542       523
   Interest                                                   580       595
   Property taxes                                             265       264
      Total expenses                                        2,212     2,112

Net (loss) income                                          $ (251)   $  131

Net (loss) income  allocated to general partners (1%)      $   (3)   $    1
Net (loss) income allocated to limited partners (99%)        (248)      130

                                                           $ (251)   $  131

Net (loss) income per limited partnership unit             $(6.26)   $ 3.28

Distributions per limited partnership unit                 $ 3.36    $   --


                See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS XI
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000     $ 40,030

Partners' deficit at
   December 31, 2002                   39,627         $ (543)    $ (22,040)    $(22,583)

Distributions to partners                                 (1)         (133)        (134)

Net loss for the three
   months ended March 31, 2003             --             (3)         (248)        (251)

Partners' deficit
   at March 31, 2003                   39,627        $ (547)     $ (22,421)    $(22,968)

                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                    2003      2002
Cash flows from operating activities:
  Net (loss) income                                             $  (251)     $   131
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     542          523
   Amortization of loan costs                                         4            4
   Casualty gain                                                     (4)          --
   Change in accounts:
      Receivables and deposits                                       61          369
      Other assets                                                   92         (218)
      Accounts payable                                               46            9
      Tenant security deposit liabilities                            --          (31)
      Other liabilities                                            (131)        (144)
       Net cash provided by operating activities                    359          643

Cash flows from investing activities:
  Property improvements and replacements                           (283)        (681)
  Insurance proceeds received                                         4           --
       Net cash used in investing activities                       (279)        (681)

Cash flows from financing activities:
  Payments on mortgage note payable                                (148)        (209)
  Distributions to partners                                        (134)          --
       Net cash used in financing activities                       (282)        (209)

Net decrease in cash and cash equivalents                          (202)        (247)

Cash and cash equivalents at beginning of period                    677          460

Cash and cash equivalents at end of period                      $   475      $   213

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $   446      $   590
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
      accounts payable                                          $   365      $   110


Included in property  improvements  and  replacements for the three months ended
March 31, 2003 and 2002, are approximately $161,000 and $259,000, respectively, of improvements which were included in accounts payable at December 31, 2002 and 2001, respectively.

                See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In exchange for property management services, affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property. The Partnership paid to such affiliates approximately $100,000 and $113,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $66,000 and $122,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $22,000 and $66,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the three months ended March 31, 2003 and 2002 no fees were earned or paid. At March 31, 2003, the Partnership has accrued approximately $43,000 of Partnership management fees which is included in other liabilities on the accompanying consolidated balance sheet. Of this amount $25,000 will remain accrued until criteria for payment has been met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $103,000 and $124,000, respectively.

Note C - Casualties

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000.

During the three months ended March 31, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Fox Run Apartments                            89%        95%
        Plainsboro, New Jersey

The Managing General Partner attributes the decrease in occupancy to a weak economy and lay offs in the local area.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $251,000 compared to net income of approximately $131,000 for the corresponding period in 2002. The decrease in net income for the three months ended March 31, 2003 compared to the corresponding period in 2002 is due to a decrease in total revenue and an increase in total expenses. Total revenues decreased for the three months ended March 31, 2003, primarily due to decreases in rental revenue and other income. Rental revenue decreased due to a decrease in rental rates and a decrease in occupancy at the Partnership's investment property. Other income decreased due to a decrease in recreational facility fees and lease cancellation fees.

Total expenses increased for the three months ended March 31, 2003 primarily due to an increase in general and administrative expenses and depreciation expense, partially offset by a decrease in operating expense and interest expense. Property tax expense remained constant for the comparable periods. Depreciation expense increased due to property improvements and replacements during the past twelve months, which are now being depreciated. General and administrative expenses increased for the three months ended March 31, 2003 primarily due to a new partnership level tax based on the number of partners in the partnership implemented by the state of New Jersey in July 2002. Also included in general and administrative expenses are the cost of services included as management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses decreased due to decreases in administrative expense and property management fees, partially offset by increased maintenance and insurance expense. The decrease in administrative expense is due to the timing of the receipt of the ad valorem tax bill. The decrease in property management fees is due to a decrease in rental income. Maintenance expense increased due to an increase in snow removal and repairs at Fox Run Apartments. Insurance expense increased due to an increase in hazard insurance premiums. Interest expense decreased due to principle payments made on the mortgage debt encumbering the Partnership's property.

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000.

During the three months ended March 31, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $475,000 compared to approximately $213,000 at March 31, 2002.
Cash and cash equivalents decreased approximately $202,000 since December 31, 2002 due to approximately $282,000 and $279,000 of cash used in financing and investing activities respectively, partially offset by approximately $359,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering Fox Run Apartments. Cash used in investing activities consisted of property improvements and replacements expenditures partially offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the three months ended March 31, 2003, the Partnership completed approximately $487,000 of capital improvements at Fox Run Apartments, primarily consisting of a water submetering project, water heater and floor covering replacement, and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property and currently expects to complete an additional $64,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliance replacements, HVAC upgrades, fencing, pool enhancements, exterior building improvements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $33,921,000 encumbering Fox Run Apartments is being amortized over 20 years and matures in December 2021 at which time it is expected to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):


                     For the three         Per        For the three         Per
                      Months Ended       Limited       Months Ended       Limited
                       March 31,       Partnership      March 31,       Partnership
                          2003            Unit             2002             Unit

Refinancing (1)         $  134           $ 3.36          $   --          $    --

(1) Refinancing proceeds are from the December 2001 refinancing of Fox Run Apartments. Approximately $554,000 remains to be distributed at March 31, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit further distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,944 limited partnership units (the "Units") in the Partnership representing 62.95% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.95% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.


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

                                 Date:  May 14, 2003


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


Date: May 14, 2003

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


Date: May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 14, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 14, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.