Form 10QSB
period 2003-09-30
ANGELES PARTNERS XI
filed 2003-11-13
CIK 702986

UNITED STATES
                         SECURITIES EXCHANGE ACT OF 1934
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 504
   Receivables and deposits                                                      427
   Restricted escrows                                                            625
   Other assets                                                                  485
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                   32,919
                                                                36,917
      Less accumulated depreciation                            (27,072)        9,845
                                                                            $ 11,886

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 52
   Tenant security deposit liabilities                                           371
   Due to affiliates (Note B)                                                    648
   Other liabilities                                                             194
   Mortgage note payable                                                      33,463

Partners' Deficit
   General partners                                            $ (545)
   Limited partners (39,627 units issued and
      outstanding)                                             (22,297)      (22,842)
                                                                            $ 11,886

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                   2003         2002        2003       2002
Revenues:
  Rental income                                  $ 2,019       $ 1,996    $ 5,739    $ 6,097
  Other income                                       169           142        361        440
  Casualty gain (Note C)                              --            --          4         --
     Total revenues                                2,188         2,138      6,104      6,537

Expenses:
  Operating                                          583           553      1,910      1,790
  General and administrative                          95           230        324        358
  Depreciation                                       344           524      1,437      1,583
  Interest                                           578           586      1,741      1,772
  Property taxes                                     286           266        817        795
     Total expenses                                1,886         2,159      6,229      6,298

Net income (loss)                                 $ 302         $ (21)     $ (125)    $ 239

Net income (loss) allocated to general
  partners (1%)                                    $ 3          $ --        $ (1)      $ 2
Net income (loss) allocated to limited
  partners (99%)                                     299           (21)      (124)       237

                                                  $ 302         $ (21)     $ (125)    $ 239

Net income (loss) per limited partnership
  unit                                            $ 7.54       $ (0.53)   $ (3.13)    $ 5.98

Distributions per limited partnership unit         $ --        $ 6.96      $ 3.36     $ 6.96

            See Accompanying Notes to Consolidated Financial Statements


                                ANGELES PARTNERS XI
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000      $ 40,030

Partners' deficit at
  December 31, 2002                    39,627         $ (543)     $(22,040)     $(22,583)

Distributions to partners                                 (1)         (133)         (134)

Net loss for the nine months
  ended September 30, 2003                 --             (1)         (124)         (125)

Partners' deficit
  at September 30, 2003                39,627         $ (545)     $(22,297)     $(22,842)

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2003           2002
Cash flows from operating activities:
  Net (loss) income                                              $ (125)        $ 239
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,437          1,583
     Amortization of loan costs                                      13             12
     Casualty gain                                                   (4)            --
     Change in accounts:
      Receivables and deposits                                     (118)           409
      Other assets                                                  (51)           (80)
      Accounts payable                                             (107)            11
      Tenant security deposit liabilities                           (14)           (77)
      Due to affiliates                                              (6)            --
      Other liabilities                                            (106)           105
        Net cash provided by operating activities                   919          2,202

Cash flows from investing activities:
  Property improvements and replacements                           (967)        (1,324)
  Insurance proceeds received                                         4             --
        Net cash used in investing activities                      (963)        (1,324)

Cash flows from financing activities:
  Advances from affiliate                                           611             --
  Payments on mortgage notes payable                               (606)          (637)
  Distributions to partners                                        (134)          (279)
        Net cash used in financing activities                      (129)          (916)

Net decrease in cash and cash equivalents                          (173)           (38)
Cash and cash equivalents at beginning of period                    677            460

Cash and cash equivalents at end of period                       $ 504          $ 422

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,713        $ 1,760

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 52           $ --

Included in property  improvements  and  replacements  for the nine months ended
September  30,  2003  and  2002,  are   approximately   $161,000  and  $259,000,
respectively,  of  improvements  which  were  included  in  accounts  payable at
December 31, 2002 and 2001, respectively.

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $303,000 and $328,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $181,000 and $276,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $74,000 and $133,000 for the nine months ended September 30, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the nine months ended September 30, 2003 and 2002 no fees were earned. At September 30, 2003, the Partnership has accrued approximately $21,000 of Partnership management fees which is included in due to affiliates on the accompanying consolidated balance sheet and this amount will remain accrued until criteria for payment has been met.

During the nine months ended September 30, 2003, the Managing General Partner loaned the Partnership $611,000 to cover operating expenses and capital expenditures. At September 30, 2003 the amount of the outstanding loan and accrued interest was approximately $626,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Interest is charged on this loan at prime plus 2% or 6.00% at September 30, 2003, and was approximately $15,000 for the nine months ended September 30, 2003. There were no similar loans payable at September 30, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $103,000 and $124,000, respectively, for insurance coverage and fees associated with policy claims administrations.

Note C - Casualty

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000.

During the nine months ended September 30, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Fox Run Apartments                            94%        95%
        Plainsboro, New Jersey

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2003 was approximately $125,000 compared to net income of approximately $239,000 for the corresponding period in 2002. The Partnership's net income for the three months ended September 30, 2003 was approximately $302,000 compared to a net loss of approximately $21,000 for the corresponding period in 2002.

The decrease in net income for the nine months ended September 30, 2003 compared to the same period in 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in net income for the three months ended September 30, 2003 compared to the same period in 2002 is due to an increase in total revenues and a decrease in total expenses. The decrease in total revenues for the nine months ended September 30, 2003 was primarily due to decreases in rental and other income. Rental income decreased due to a decrease in occupancy and an increase in concession costs at the Partnership's investment property. Other income decreased primarily due to decreases in lease cancellation and recreational facility fees, partially offset by increased utility reimbursements. The increase in total revenues for the three month period ended September 30, 2003 was due to increases in rental and other income. Rental income increased primarily due to increases in occupancy and average rental rates, partially offset by an increase in concession costs at the Partnership's investment property. Other income increased primarily due to an increase in utility reimbursements partially offset by a decrease in lease cancellation fees.

Total expenses decreased for the three and nine months ended September 30, 2003 due to decreases in depreciation, interest, and general and administrative expenses partially offset by increases in operating and property tax expenses. Depreciation expense decreased due to the buildings at the Partnership's investment property becoming fully depreciated during the three months ended September 30, 2003. Interest expense decreased due to the declining balance of mortgage indebtedness encumbering the Partnership's property as a result of scheduled principal payments. Operating expenses increased due to increases in property and maintenance expenses, partially offset by decreases in administrative and property management fee expenses. Property expenses increased primarily due to an increase in utilities at the Partnership's property. Maintenance expenses increased primarily due to an increase in snow removal costs and contract service costs at Fox Run Apartments. The decrease in administrative expenses is due to a decrease in the ad valorem tax bill. The decrease in property management fees is due to the decrease in rental income. Property tax expense increased due to an increase in the local property tax rates.

General and administrative expenses decreased for the three and nine months ended September 30, 2003 due to reduced costs of services included in management reimbursements to the Managing General Partner allowed by the Partnership Agreement. For the three months ended September 30, 2003 there was a decrease in a partnership level tax based on the number of partners in the partnership. This tax was implemented by the state of New Jersey in 2002 and nine months of expense was recorded during the three months ended September 30, 2002. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000. During the nine months ended September 30, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $504,000 compared to approximately $422,000 at September 30, 2002. Cash and cash equivalents decreased approximately $173,000 since December 31, 2002 due to approximately $919,000 of cash provided by operating activities partially offset by approximately $963,000 of cash used in investing activities and approximately $129,000 used in financing activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering Fox Run Apartments, partially offset by advances from affiliate. Cash used in investing activities consisted of property improvements and replacement expenditures slightly offset by the receipt of insurance proceeds. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the nine months ended September 30, 2003, the Partnership completed approximately $858,000 of capital improvements at Fox Run Apartments, primarily consisting of a gas submetering project, water heater and floor covering replacement, parking lot and pool upgrades and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property and currently expects to complete an additional $125,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements, fencing, exterior building improvements and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $33,463,000 is being amortized over 20 years and matures in December 2021 at which time it is expected to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                      For the Nine         Per         For the Nine     Per
                      Months Ended       Limited       Months Ended   Limited
                     September 30,     Partnership    September 30,  Partnership
                          2003            Unit             2002         Unit

Refinancing (1)          $ 134           $ 3.36           $ 279        $ 6.96

(1) Refinancing proceeds are from the December 2001 refinancing of Fox Run Apartments. Approximately $554,000 remains to be distributed at September 30, 2003.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 24,944 limited partnership units (the "Units") in the Partnership representing 62.95% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.95% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.


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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.