Form 10KSB
period 2003-12-31
ANGELES PARTNERS XI
filed 2004-03-26
CIK 702986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $8,307,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Angeles Partners XI (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on February 14, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation and wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the non-managing general partners and are both affiliates of AIMCO. Effective November 30, 2001, AIMCO/IPT, Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, the
Elliott Family Partnership sold its general partner interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1983 and 1984, during its acquisition phase, the Partnership acquired eight existing apartment properties, a retail/apartment complex, a retail/office complex and an office/warehouse complex. In 1991, the Partnership invested in a joint venture along with two other related partnerships. On February 26, 1999, the joint venture sold its only investment property. The Partnership continues to own and operate one apartment complex. See "Item 2. Description of Property".

Commencing February 14, 1983, the Partnership offered up to 40,000 units of Limited Partnership Interest (the "Units"), at a purchase price of $1,000 per Unit with a minimum purchase of 5 Units ($5,000) pursuant to a Registration Statement filed with the Securities and Exchange Commission. Upon termination of the offering, the Partnership sold 40,000 units aggregating $40,000,000. The General Partners contributed capital in the amount of $30,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing management services for the Partnership.

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

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                        Gross
                       Carrying   Accumulated   Depreciable               Federal
Property                Value    Depreciation      Life       Method     Tax Basis
                           (in thousands)                             (in thousands)

Fox Run Apartments     $37,050     $27,410       5-30 yrs      S/L        $11,428

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                         Principal                                         Principal
                        Balance At                                          Balance
                       December 31,    Interest    Period     Maturity      Due At
      Property             2003          Rate    Amortized    Date (1)     Maturity
                      (in thousands)                                    (in thousands)
Fox Run Apartments
  1st mortgage            $33,228       6.76%    20 yrs(1)    12/2021        $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for the property:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                   (per unit)
 Property                        2003           2002          2003         2002

 Fox Run Apartments             $11,256       $11,059         94%           95%

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

Real Estate Taxes and Rates

Real estate tax and rates in 2003 were:

                                    2003             2003
                                  Billing            Rate
                               (in thousands)
Fox Run Apartments                 $1,104            2.88%

Capital Improvements

During the year ended December 31, 2003, the Partnership spent approximately $991,000 on capital improvements at Fox Run Apartments primarily consisting of a gas submetering project, water heater and floor covering replacement, parking lot and pool upgrades, and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $427,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.


                                     PART II

 Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

In February 1983, the Partnership, a publicly-held limited partnership, offered and sold 40,000 Limited Partnership Units (the "Units") for an aggregate purchase price of $40,000,000. The Partnership currently has 39,627 Units outstanding held by 1,439 Limited Partners of record. Affiliates of the Managing General Partner owned 25,851 Units or 65.24% of the outstanding Units at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                        Per Limited
                       Year Ended       Partnership      Year Ended        Partnership
                    December 31, 2003      Unit       December 31, 2002       Unit


Refinancing (1)           $ 134           $ 3.36            $ 279            $ 6.96
                          $ 134           $ 3.36            $ 279            $ 6.96

(1) Refinancing proceeds are from the December 2001 refinancing of Fox Run Apartments. Approximately $554,000 remains to be distributed at December 31, 2003.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 25,851 limited partnership units (the "Units") in the Partnership representing 65.24% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.24% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $30,000 compared to net income of approximately $318,000 for the corresponding period in 2002. The decrease in net income for the year ended December 31, 2003 compared to the corresponding period in 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues for the year ended December 31, 2003 was primarily due to a decrease in rental income. Rental income decreased due to a decrease in occupancy and an increase in concessions partially offset by an increase in rental rates. Total expenses decreased due to decreases in depreciation and interest expenses partially offset by increases in operating and property tax expenses. General and administrative expenses remained relatively constant. Depreciation expense decreased due to the buildings at the Partnership's investment property becoming fully depreciated during the year ended December 31, 2003. Interest expense decreased due to the declining balance of mortgage indebtedness encumbering the Partnership's property as a result of scheduled principal payments. Operating expenses increased due to increases in property and maintenance expenses, partially offset by decreases in administrative and property management fee expenses. Property expenses increased primarily due to an increase in utilities at the Partnership's property. Maintenance expenses increased primarily due to an increase in snow removal costs and contract service costs at the Partnership's property. The decrease in administrative expenses is due to a decrease in the ad valorem tax bill. The decrease in property management fees is due to the decrease in rental income. Property tax expense increased due to an increase in the local property tax rate.

General and administrative expenses for the year ended December 31, 2003 include costs of services for management reimbursements to the Managing General Partner allowed by the Partnership Agreement. Also included in general and administrative expenses for both periods are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000. During the year ended December 31, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $386,000 compared to approximately $677,000 at December 31, 2002, a decrease of approximately $291,000. The decrease is due to approximately $1,117,000 and $975,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,801,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgage encumbering Fox Run Apartments and advance repayments to affiliates, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $427,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                        Per Limited                        Per Limited
                       Year Ended       Partnership      Year Ended        Partnership
                    December 31, 2003      Unit       December 31, 2002       Unit

Refinancing (1)           $ 134           $ 3.36            $ 279            $ 6.96
                          $ 134           $ 3.36            $ 279            $ 6.96

(1) Refinancing proceeds are from the December 2001 refinancing of Fox Run Apartments. Approximately $554,000 remains to be distributed at December 31, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 25,851 limited partnership units (the "Units") in the Partnership representing 65.24% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.24% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners XI


We have audited the accompanying consolidated balance sheet of Angeles Partners XI as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
  Cash and cash equivalents                                               $ 386
  Receivables and deposits                                                  438
  Restricted escrow                                                         625
  Other assets                                                              362
  Investment property (Notes B and E):
    Land                                                      $ 3,998
    Buildings and related personal property                     33,052
                                                                37,050
    Less accumulated depreciation                              (27,410)   9,640
                                                                       $ 11,451

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                         $ 127
  Tenant security deposits                                                   342
   Due to affiliates (Note D)                                                 46
  Other liabilities                                                          395
  Mortgage note payable (Note B)                                          33,228

Partners' Deficit
  General partners                                             $ (544)
  Limited partners (39,627 units issued and outstanding)       (22,143) (22,687)
                                                                       $ 11,451

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                     Years Ended
                                                                    December 31,
                                                                2003           2002
Revenues:
  Rental income                                                $ 7,740        $ 8,064
  Other income                                                     563            569
  Casualty gain (Note F)                                             4             17
      Total revenues                                             8,307          8,650

Expenses:
  Operating                                                      2,618          2,335
  General and administrative                                       466            469
  Depreciation                                                   1,775          2,114
  Interest                                                       2,314          2,353
  Property taxes                                                 1,104          1,061
      Total expenses                                             8,277          8,332

Net income (Note C)                                             $ 30           $ 318

Net income allocated to general partners (1%)                   $ --            $ 3
Net income allocated to limited partners (99%)                      30            315

                                                                $ 30           $ 318

Net income per limited partnership unit                        $ 0.76         $ 7.95

Distributions per limited partnership unit                     $ 3.36         $ 6.96


           See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                     Limited
                                    Partnership     General      Limited
                                       Units        Partners     Partners      Total

Original capital contributions         40,000         $ 30       $ 40,000    $ 40,030

Partners' deficit at
  December 31, 2001                    39,627          (543)      (22,079)     (22,622)

Net income for the year ended
  December 31, 2002                        --             3           315         318

Distributions to partners                  --            (3)         (276)       (279)

Partners' deficit at
  December 31, 2002                    39,627          (543)      (22,040)    (22,583)

Net income for the year ended
  December 31, 2003                        --            --            30           30

Distributions to partners                  --            (1)         (133)       (134)

Partners' deficit at
  December 31, 2003                    39,627        $ (544)     $(22,143)   $(22,687)


           See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Year Ended December 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                       $ 30        $ 318
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                  1,775        2,114
     Amortization of loan costs                                       17           16
     Casualty gain                                                    (4)         (17)
     Change in accounts:
      Receivables and deposits                                      (129)         523
      Other assets                                                    68          (83)
      Accounts payable                                               (11)          60
      Tenant security deposit liabilities                            (43)         (92)
      Other liabilities                                               95          (22)
      Due to affiliates                                                3           --
        Net cash provided by operating activities                  1,801        2,817

Cash flows from investing activities:
  Property improvements and replacements                          (1,121)      (1,408)
  Insurance proceeds                                                   4           18
        Net cash used in investing activities                     (1,117)      (1,390)

Cash flows from financing activities:
  Advances from affiliate                                            611           --
  Payment on advances from affiliates                               (611)          --
  Payments on mortgage notes payable                                (841)        (931)
  Distributions to partners                                         (134)        (279)
        Net cash used in financing activities                       (975)      (1,210)

(Decrease) increase in cash and cash equivalents                    (291)         217
Cash and cash equivalents at beginning of the year                   677          460

Cash and cash equivalents at end of the year                      $ 386        $ 677

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,173      $ 2,532

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
   accounts payable                                                $ 31        $ 161


           See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XI (the "Registrant" or "Partnership") is a California limited partnership organized on February 14, 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective February 26, 1999, IPT was merged into Apartment Management and Investment Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the Non-Managing General Partners. Effective November 30, 2001, AIMCO/IPT Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, the Elliott Family Partnership sold its general partner interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2003, the Partnership operates one residential property located in Plainsboro, New Jersey.

Principles of Consolidation: The Partnership's consolidated financial statements include all of the accounts of Fox Run AP XI, L.P., a wholly-owned limited partnership. All interpartnership balances have been eliminated.

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

Restricted Escrows: In connection with the December 2001 refinancing of Fox Run Apartments, approximately $625,000 of the net proceeds was placed in a restricted escrow account held by the mortgage lender. These funds will be held until the property reaches 95% average annual occupancy and maintains that level for three consecutive months. This criteria has not been met and as a result the balance in the account at December 31, 2003 was approximately $625,000.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $376,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on their rental payments.

Loan Costs: Loan costs of approximately $337,000 less accumulated amortization of approximately $34,000 at December 31, 2003, are included in other assets on the balance sheet and are being amortized using the straight-line method over the life of the loan. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $17,000 for each of the years 2004 through 2008.

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

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ended December 31, 2003 or 2002.

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

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $38,000 and $35,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense.

Note B - Mortgage Note Payable

                        Principal     Monthly                              Principal
                       Balance At     Payment      Stated                   Balance
                      December 31,   Including    Interest   Maturity        Due At
Property                  2003        Interest      Rate       Date         Maturity
                            (in thousands)                               (in thousands)
Fox Run Apartments
  1st mortgage           $33,228       $ 266       6.76%      12/2021         $ --

The mortgage note payable is nonrecourse and is secured by pledge of the Partnership's investment property and by pledge of revenues from the investment property. This note imposes prepayment penalties if repaid prior to maturity. Further, the property may not be sold subject to existing note indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003, are as follows (in thousands):

                                2004             $ 980
                                2005              1,048
                                2006              1,121
                                2007              1,200
                                2008              1,283
                             Thereafter          27,596
                                Total           $33,228

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                              2003                  2002
Net income as reported                        $ 30                  $ 318
Add (deduct):
Depreciation differences                         489                   820
Unearned income                                   (5)                  (26)
Other                                             50                    83
Federal taxable income                        $ 564                $ 1,195
Federal taxable income
  per limited partnership unit               $ 14.08               $ 29.86


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):


Net liabilities as reported                   $(22,687)
Land and buildings                               2,885
Accumulated depreciation                        (1,097)
Syndication and distribution costs               5,261
Other                                              257

Net liabilities - Federal tax basis           $(15,381)


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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $410,000 and $432,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $281,000 and $299,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $91,000 and $145,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The Managing General Partner earned approximately $36,000 for the year ended December 31, 2002, which is included in general and administrative expenses. There were no fees earned during the year ended December 31, 2003. At December 31, 2003, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which is included in Due to affiliates on the accompanying consolidated balance sheet. This amount will remain accrued until criteria for payment has been met.

During the year ended December 31, 2003, the Managing General Partner loaned the Partnership approximately $611,000 to cover operating expenses. All of the advance was repaid during the year ended December 31, 2003. Interest was charged at the prime rate plus 2%. Interest expense was approximately $22,000 for the year ended December 31, 2003. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $103,000 and $124,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 25,851 limited partnership units (the "Units") in the Partnership representing 65.24% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.24% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrances      Land      Property      Acquisition
                         (in thousands)                           (in thousands)

Fox Run Apartments          $33,228       $ 3,998      $20,990        $12,062


                     Gross Amount At Which Carried
                         At December 31, 2003
                            (in thousands)

                               Buildings
                              And Related
                                Personal              Accumulated      Date     Depreciable
   Description        Land      Property     Total    Depreciation   Acquired   Life-Years
                                                     (in thousands)

Fox Run Apartments   $3,998     $33,052     $37,050     $27,410      5/27/83       5-30

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "investment property and accumulated depreciation":

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
Investment Property
Balance at beginning of year                      $36,059        $34,767
  Property improvements and replacements              991          1,310
  Disposition of assets                                --            (18)
Balance at end of year                            $37,050        $36,059

Accumulated Depreciation
Balance at beginning of year                      $25,635        $23,538
  Additions charged to expense                      1,775          2,114
  Disposition of assets                                --            (17)
Balance at end of year                            $27,410        $25,635

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2003 and 2002 is approximately $39,935,000 and $38,921,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2003 and 2002, is approximately $28,507,000 and $27,221,000, respectively.

Note F - Casualties

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000. During the year ended December 31, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The names and ages of, as well as the positions and offices held by, the directors and officers of the Managing General Partner, are set forth below. There are no family relationships between or among any directors and officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2003.

Entity                                  Number of Units      Percentage

AIMCO Properties, IPLP                           80             0.20%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                  8,782            22.16%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                       16,989            42.88%
  (an affiliate of AIMCO)

Cooper River Properties, LLC is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. and AIMCO Properties, L.P. (formerly known as Insignia Properties, L.P.) are indirectly ultimately controlled by AIMCO. Their business addresses are 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $410,000 and $432,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $281,000 and $299,000 for the years ended December 31, 2003 and 2002, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $91,000 and $145,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. The Managing General Partner earned approximately $36,000 for the year ended December 31, 2002, which is included in general and administrative expenses. There were no fees earned during the year ended December 31, 2003. At December 31, 2003, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of fees earned in 2000, 2001 and 2002, which is included in Due to affiliates on the accompanying consolidated balance sheet. This amount will remain accrued until criteria for payment has been met.

During the year ended December 31, 2003, the Managing General Partner loaned the Partnership approximately $611,000 to cover operating expenses. All of the advance was repaid during the year ended December 31, 2003. Interest was charged at the prime rate plus 2%. Interest expense was approximately $22,000 for the year ended December 31, 2003. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2002.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $103,000 and $124,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 25,851 limited partnership units (the "Units") in the Partnership representing 65.24% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in the Partnership in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.24% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of the calendar year 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $35,000 and $40,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $3,000 and $3,000, respectively.

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



                                    ANGELES PARTNERS XI
                                    (A California Limited Partnership)
                                    (Registrant)


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 26, 2004


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 26, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 26, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 26, 2004
Thomas M. Herzog              Chief Accounting Officer

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

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date: March 26, 2004

                                /s/Martha L. Long
                                 Martha L. Long
                                    Senior  Vice  President  of  Angeles  Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 26, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of Angeles  Realty  Corporation  II,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners XI (the "Partnership"), for the annual period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 26, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.