Form 10QSB
period 2004-03-31
ANGELES PARTNERS XI
filed 2004-05-14
CIK 702986

UNITED STATES
                         SECURITIES EXCHANGE ACT OF 1934
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 199
   Receivables and deposits                                                      385
   Restricted escrows                                                            625
   Other assets                                                                  531
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                   33,138
                                                                37,136
      Less accumulated depreciation                            (27,755)        9,381
                                                                            $ 11,121

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 9
   Tenant security deposit liabilities                                           318
   Due to affiliates (Note B)                                                     75
   Other liabilities                                                             235
   Mortgage note payable                                                      32,989

Partners' Deficit
   General partners                                             $ (542)
   Limited partners (39,627 units issued and
      outstanding)                                             (21,963)      (22,505)
                                                                            $ 11,121


        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                 Three Months Ended
                                                                       March 31,
                                                                 2004          2003
Revenues:
   Rental income                                                $1,906        $1,873
   Other income                                                    242            84
   Casualty gain (Note C)                                           --             4
      Total revenues                                             2,148         1,961

Expenses:
   Operating                                                       667           640
   General and administrative                                      114           185
   Depreciation                                                    345           542
   Interest                                                        564           580
   Property taxes                                                  276           265
      Total expenses                                             1,966         2,212

Net income (loss)                                                $ 182        $ (251)

Net income (loss) allocated to general partners (1%)              $ 2          $ (3)
Net income (loss) allocated to limited partners (99%)              180          (248)

                                                                 $ 182        $ (251)

Net income (loss) per limited partnership unit                  $ 4.54        $(6.26)

Distributions per limited partnership unit                       $ --         $ 3.36

        See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS XI
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000     $ 40,030

Partners' deficit at
   December 31, 2003                   39,627         $ (544)     $(22,143)     $(22,687)

Net income for the three months
   ended March 31, 2004                    --              2           180           182

Partners' deficit at
   March 31, 2004                      39,627         $ (542)     $(21,963)     $(22,505)


        See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   2004           2003
Cash flows from operating activities:
  Net income (loss)                                               $ 182          $ (251)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                    345            542
     Amortization of loan costs                                        4              4
     Casualty gain                                                    --             (4)
     Change in accounts:
      Receivables and deposits                                        53             61
      Other assets                                                  (173)            92
      Accounts payable                                               (87)            46
      Tenant security deposit liabilities                            (24)            --
      Other liabilities                                             (160)          (131)
      Due to affiliates                                               29             --
        Net cash provided by operating activities                    169            359

Cash flows from investing activities:
  Property improvements and replacements                            (117)          (283)
  Insurance proceeds received                                         --              4
        Net cash used in investing activities                       (117)          (279)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (239)          (148)
  Distributions to partners                                           --           (134)
        Net cash used in financing activities                       (239)          (282)

Net decrease in cash and cash equivalents                           (187)          (202)

Cash and cash equivalents at beginning of period                     386            677

Cash and cash equivalents at end of period                        $ 199          $ 475

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 560          $ 446
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
      accounts payable                                             $ --          $ 365

Included in property  improvements  and  replacements for the three months ended
March 31, 2004 and 2003, are approximately $31,000 and $161,000, respectively, of improvements which were included in accounts payable at December 31, 2003 and 2002, respectively.


        See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS XI
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $108,000 and $100,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $66,000 for the three months ended March 31, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. Approximately $54,000 of these expenses were payable to the Managing General Partner at March 31, 2004 and are included in due to affiliates. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $22,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the three months ended March 31, 2004 and 2003 no fees were earned or paid. At March 31, 2004, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which is included in Due to affiliates on the accompanying consolidated balance sheet. This amount will remain accrued until criteria for payment has been met.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration will be approximately $68,000. The Partnership was charged approximately $103,000 for 2003.

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

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                     2004         2003

      Fox Run Apartments                           90%          89%
        Plainsboro, New Jersey

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership recognized net income for the three months ended March 31, 2004 of approximately $182,000 compared to a net loss of approximately $251,000 for the corresponding period in 2003. The increase in net income is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to increases in rental and other income partially offset by a decrease in casualty gain (as discussed below). Rental income increased due to increases in occupancy and the average rental rate at the Partnership's investment property, partially offset by an increase in bad debt expense. Other income increased primarily due to increases in utility reimbursements due to the implementation of tenant rebilling for water and sewage charges during the second quarter of 2003.

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

The decrease in total expenses is due to decreases in depreciation and general and administrative expenses, partially offset by an increase in operating expenses. Depreciation expense decreased due to the buildings at the Partnership's investment property becoming fully depreciated during the year ended December 31, 2003. Operating expenses increased due to increases in property and administrative expenses partially offset by decreases in insurance and maintenance expenses. Property expenses increased due to an increase in utility expenses. Administrative expenses increased primarily due to an increase in legal fees. Insurance expense decreased due to decreases in hazard and other insurance premiums. Maintenance expense decreased due to decreases in snow removal and purchases of maintenance materials partially offset by increases in contract services and interior building improvements.

General and administrative expenses decreased primarily due to a decrease in a partnership level tax based on the number of partners in the partnership. Also included in general and administrative expenses are costs of services included as management reimbursements to the Managing General Partner allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2004 the Partnership had cash and cash equivalents of approximately $199,000 compared to approximately $475,000 at March 31, 2003. Cash and cash equivalents decreased approximately $187,000 since December 31, 2003 due to approximately $239,000 and $117,000 of cash used in financing and investing activities, respectively, partially offset by approximately $169,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the three months ended March 31, 2004, the Partnership completed approximately $86,000 of capital improvements at Fox Run Apartments, primarily consisting of water heater and floor covering replacements, structural improvements, and interior decoration. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property and currently expects to complete an additional $341,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of structural improvements, air conditioning and water heater unit replacements, swimming pool upgrades, interior decoration and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $32,989,000 is being amortized over 20 years and matures in December 2021, at which time it is expected to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                     For the three     Per Limited    For the three     Per Limited
                      Months Ended     Partnership     Months Ended     Partnership
                     March 31, 2004       Unit        March 31, 2003        Unit

Refinancing (1)           $ --            $ --            $ 134            $ 3.36

(1)   Refinancing  proceeds are from the December  2001  refinancing  of Fox Run
      Apartments. Approximately $554,000 remains to be distributed at March 31, 2004.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity and refinancing and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 25,864 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.