Form 10QSB
period 2004-06-30
ANGELES PARTNERS XI
filed 2004-08-13
CIK 702986

UNITED STATES
                         SECURITIES EXCHANGE ACT OF 1934
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



Item 1.     Financial Statements


                               ANGELES PARTNERS XI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $   421
   Receivables and deposits                                                      401
   Restricted escrows                                                            625
   Other assets                                                                  559
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                   33,308
                                                                37,306
      Less accumulated depreciation                            (28,104)        9,202
                                                                            $ 11,208

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 122
   Tenant security deposit liabilities                                           310
   Due to affiliates (Note B)                                                     24
   Other liabilities                                                             299
   Mortgage note payable                                                      32,746

Partners' Deficit
   General partners                                             $ (540)
   Limited partners (39,627 units issued and
      outstanding)                                             (21,753)      (22,293)
                                                                            $ 11,208


        See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                    Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                     2004        2003        2004       2003
Revenues:
   Rental income                                   $ 1,865      $ 1,847    $ 3,771     $ 3,720
   Other income                                        269          108        511         192
   Casualty gain (Note C)                               --           --         --           4
     Total revenues                                  2,134        1,955      4,282       3,916

Expenses:
   Operating                                           619          687      1,286       1,327
   General and administrative                          120           44        234         229
   Depreciation                                        349          551        694       1,093
   Interest                                            558          583      1,122       1,163
   Property taxes                                      276          266        552         531
     Total expenses                                  1,922        2,131      3,888       4,343

Net income (loss)                                   $ 212       $ (176)     $ 394      $ (427)

Net income (loss) allocated to general
  partners (1%)                                      $ 2         $ (2)       $ 4        $ (4)

Net income (loss) allocated to limited
  partners (99%)                                       210         (174)       390        (423)

                                                    $ 212       $ (176)     $ 394      $ (427)

Net income (loss) per limited partnership unit      $ 5.30      $ (4.39)    $ 9.84     $(10.67)

Distributions per limited partnership unit           $ --        $ --        $ --      $ 3.36

        See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS XI
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000     $ 40,030

Partners' deficit at
   December 31, 2003                   39,627         $ (544)     $(22,143)     $(22,687)

Net income for the six months
   ended June 30, 2004                     --              4           390           394

Partners' deficit at
   June 30, 2004                       39,627         $ (540)     $(21,753)     $(22,293)


        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net income (loss)                                                  $ 394       $ (427)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                       694        1,093
     Amortization of loan costs                                           8            8
     Casualty gain                                                       --           (4)
     Change in accounts:
      Receivables and deposits                                           37          (88)
      Other assets                                                     (205)         (42)
      Accounts payable                                                  (26)         (62)
      Tenant security deposit liabilities                               (32)          16
      Due to affiliates                                                 (22)          11
      Other liabilities                                                 (96)        (131)
       Net cash provided by operating activities                        752          374

Cash flows from investing activities:
  Property improvements and replacements                               (235)        (838)
  Insurance proceeds received                                            --            4
       Net cash used in investing activities                           (235)        (834)

Cash flows from financing activities:
  Advances from affiliates                                               --          611
  Payments on mortgage note payable                                    (482)        (375)
  Distributions to partners                                              --         (134)
       Net cash (used in) provided by financing activities             (482)         102

Net increase (decrease) in cash and cash equivalents                     35         (358)

Cash and cash equivalents at beginning of period                        386          677

Cash and cash equivalents at end of period                           $ 421        $ 319

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 1,117      $ 1,018

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in accounts
   payable                                                           $ 52         $ --

 Included in property  improvements  and  replacements  for the six months ended
 June 30, 2004 and 2003, are approximately $31,000 and $161,000, respectively, of improvements which were included in accounts payable at December 31, 2003 and 2002, respectively.

        See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS XI
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $208,000 and $197,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $143,000 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $7,000 and $71,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the six months ended June 30, 2003 no fees were earned or paid. During the six months ended June 30, 2004, fees of $3,000 were earned. At June 30, 2004, the Partnership has accrued approximately $24,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001, 2002 and all of the fees earned in 2004, which are included in due to affiliates. One half of the fees earned in 2004 and the fees accrued from prior years will remain accrued until criteria for payment has been met.

During the six months ended June 30, 2003, the Managing General Partner advanced the Partnership $611,000 to cover operating expenses and capital expenditures. Interest was charged on this advance at prime plus 2% and was approximately $6,000 for the six months ended June 30, 2003. This advance was repaid during 2003. There were no similar advances during the six months ended June 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $68,000 and $103,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000.

During the six months ended June 30, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as an additional casualty gain.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                     2004         2003

      Fox Run Apartments                           88%          92%
        Plainsboro, New Jersey

The Managing General Partner attributes the decrease in occupancy at Fox Run Apartments to layoffs and job transfers in the market area.

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

Results of Operations

The Partnership recognized net income for the three and six months ended June 30, 2004 of approximately $212,000 and $394,000, respectively, compared to a net loss of approximately $176,000 and $427,000 for the corresponding periods in 2003. The increase in net income for the three and six months ended June 30, 2004 compared to the corresponding period in 2003 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased during the three months ended June 30, 2004 due to increases in rental and other income. Total revenues increased for the six months ended June 30, 2004 due to increases in rental and other income partially offset by a decrease in casualty gain (as discussed below). Rental income increased due to an increase in the average rental rate, partially offset by a decrease in occupancy at the Partnership's investment property. Other income increased primarily due to an increase in utility reimbursements due to the implementation of tenant rebilling for water and sewage charges during the second quarter of 2003. During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. During the six months ended June 30, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

Total expenses decreased for the three and six months ended June 30, 2004 due to decreases in operating, depreciation and interest expenses, partially offset by increases in property tax and general and administrative expenses. Operating expense decreased due to decreases in property, maintenance and insurance expenses, partially offset by an increase in administrative expense. Property expense decreased primarily due to decreases in utilities and salaries and related benefits. Maintenance expense decreased primarily due to a decrease in snow removal costs. Insurance expense decreased primarily due to a decrease in hazard insurance premiums. Administrative expense increased primarily due to increases in office and furniture supplies and training and travel expenses. Depreciation expense decreased due to the buildings at the Partnership's investment property becoming fully depreciated during the year ended December
31, 2003. Interest expense decreased due to regularly scheduled mortgage payments which reduced the principal balance of the mortgage debt encumbering the Partnership's property. Property tax expense increased due to a slight increase in the property tax rate at the Partnership's property.

General and administrative expenses increased due to an increase in the costs of services included as management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004 the Partnership had cash and cash equivalents of approximately $421,000 compared to approximately $319,000 at June 30, 2003. Cash and cash equivalents increased approximately $35,000 since December 31, 2003 due to approximately $752,000 of cash provided by operating activities, partially offset by approximately $482,000 and $235,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's investment property is detailed below.

During the six months ended June 30, 2004, the Partnership completed approximately $256,000 of capital improvements at Fox Run Apartments, primarily consisting of water heater and floor covering replacements, structural improvements, heating and electrical upgrades and interior decoration. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property and currently expects to complete an additional $171,000 in capital improvements during the remainder of 2004.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $32,746,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                      For the Six      Per Limited     For the Six      Per Limited
                      Months Ended     Partnership     Months Ended     Partnership
                     June 30, 2004        Unit        June 30, 2003         Unit

Refinancing (1)           $ --            $ --            $ 134            $ 3.36

(1) Refinancing proceeds are from the December 2001 refinancing of Fox Run Apartments. Approximately $554,000 remains to be distributed at June 30, 2004.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 25,930 limited partnership units (the "Units") in the Partnership representing 65.44% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.44% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Item 6.     Exhibits and Reports on Form 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    ANGELES PARTNERS XI
                                    (A California Limited Partnership)
                                    (Registrant)


                                    By:   Angeles Realty Corporation II
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 13, 2004

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


I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly  report on Form 10-QSB of Angeles  Partners
      XI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President   of   Angeles   Realty
                                    Corporation II,  equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.