Form 10QSB
period 2004-09-30
ANGELES PARTNERS XI
filed 2004-11-12
CIK 702986

UNITED STATES
                         SECURITIES EXCHANGE ACT OF 1934
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $   268
   Receivables and deposits                                                      357
   Restricted escrows                                                            625
   Other assets                                                                  678
   Investment property:
      Land                                                    $ 3,998
      Buildings and related personal property                   33,595
                                                                37,593
      Less accumulated depreciation                            (28,448)        9,145
                                                                            $ 11,073

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 71
   Tenant security deposit liabilities                                           294
   Due to affiliates (Note B)                                                     21
   Other liabilities                                                             271
   Mortgage note payable                                                      32,499

Partners' Deficit
   General partners                                            $ (538)
   Limited partners (39,627 units issued and
      outstanding)                                             (21,545)      (22,083)
                                                                            $ 11,073


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                   2004         2003        2004       2003
Revenues:
  Rental income                                  $ 1,934       $ 2,019    $ 5,705    $ 5,739
  Other income                                       180           169        691        361
  Casualty gain (Note C)                              --            --         --          4
     Total revenues                                2,114         2,188      6,396      6,104

Expenses:
  Operating                                          617           583      1,903      1,910
  General and administrative                          77            95        311        324
  Depreciation                                       344           344      1,038      1,437
  Interest                                           556           578      1,678      1,741
  Property taxes                                     310           286        862        817
     Total expenses                                1,904         1,886      5,792      6,229

Net income (loss)                                 $ 210         $ 302      $ 604      $ (125)

Net income (loss) allocated to general
  partners (1%)                                    $ 2           $ 3        $ 6        $ (1)
Net income (loss) allocated to limited
  partners (99%)                                     208           299        598       (124)

                                                  $ 210         $ 302      $ 604      $ (125)

Net income (loss) per limited partnership
  unit                                            $ 5.25       $ 7.54     $ 15.09    $ (3.13)

Distributions per limited partnership unit         $ --         $ --        $ --      $ 3.36


         See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS XI
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000      $ 40,030

Partners' deficit at
  December 31, 2003                    39,627         $ (544)     $(22,143)     $(22,687)

Net income for the nine months
  ended September 30, 2004                 --              6           598           604

Partners' deficit
  at September 30, 2004                39,627         $ (538)     $(21,545)     $(22,083)

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2004           2003
Cash flows from operating activities:
  Net income (loss)                                              $ 604          $ (125)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                 1,038          1,437
     Amortization of loan costs                                      13             13
     Casualty gain                                                   --             (4)
     Change in accounts:
      Receivables and deposits                                       81           (118)
      Other assets                                                 (329)           (51)
      Accounts payable                                              (33)          (107)
      Tenant security deposit liabilities                           (48)           (14)
      Due to affiliates                                             (25)            (6)
      Other liabilities                                            (124)          (106)
        Net cash provided by operating activities                 1,177            919

Cash flows from investing activities:
  Property improvements and replacements                           (566)          (967)
  Insurance proceeds received                                        --              4
        Net cash used in investing activities                      (566)          (963)

Cash flows from financing activities:
  Advances from affiliate                                            --            611
  Payments on mortgage notes payable                               (729)          (606)
  Distributions to partners                                          --           (134)
        Net cash used in financing activities                      (729)          (129)

Net decrease in cash and cash equivalents                          (118)          (173)
Cash and cash equivalents at beginning of period                    386            677

Cash and cash equivalents at end of period                       $ 268          $ 504

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,669        $ 1,713

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 8            $ 52

 Included in property  improvements  and  replacements for the nine months ended
 September  30,  2004  and  2003,  are   approximately   $31,000  and  $161,000,
 respectively,  of  improvements  which were  included  in  accounts  payable at
 December 31, 2003 and 2002, respectively.

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $305,000 and $303,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $132,000 and $181,000 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $14,000 and $74,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the nine months ended September 30, 2004 and 2003 no fees were earned or paid. At September 30, 2004, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001, and 2002, which are included in due to affiliates on the accompanying consolidated balance sheet. This amount will remain accrued until the criteria for payment has been met.

During the nine months ended September 30, 2003, the Managing General Partner advanced the Partnership approximately $611,000 to cover operating expenses and capital expenditures. Interest was charged on this advance at prime plus 2% and was approximately $6,000 for the nine months ended September 30, 2003. This advance was repaid during 2003. There were no similar advances during the nine months ended September 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $99,000 and $103,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                     2004         2003
      Fox Run Apartments                           89%          94%
        Plainsboro, New Jersey

The Managing General Partner attributes the decrease in occupancy at Fox Run Apartments to job transfers and tenants purchasing homes.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership recognized net income for the three and nine months ended September 30, 2004 of approximately $210,000 and $604,000, respectively, compared to net income of approximately $302,000 and net loss of approximately $125,000 for the three and nine months ended September 30, 2003, respectively.

The increase in net income for the nine months ending September 30, 2004 compared to the corresponding period in 2003 is due to an increase in total revenues and a decrease in total expenses. The decrease in net income for the three months ending September 30, 2004 compared to the corresponding period in 2003 is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased during the three months ended September 30, 2004 due to a decrease in rental income partially offset by an increase in other income. Total revenues increased for the nine months ended September 30, 2004 largely due to an increase in other income partially offset by a decrease in rental income and a decrease in casualty gain (as discussed below). Rental income decreased in both periods due to a decrease in occupancy and an increase in bad debt expense partially offset by an increase in average rental rates at the Partnership's investment property. Other income increased for both periods primarily due to an increase in utility reimbursements due to the implementation of tenant rebilling for water and sewage charges during the second quarter of 2003.

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. During the nine months ended September 30, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

Total expenses increased for the three months ended September 30, 2004 primarily due to increases in operating and property tax expenses partially offset by decreases in interest and general and administrative expenses. Total expenses decreased for the nine months ended September 30, 2004 due to decreases in depreciation, interest and general and administrative expenses, partially offset by an increase in property tax expense. Operating expenses increased for the three months ended September 30, 2004 due to increases in maintenance, property, and advertising expenses. Maintenance expenses increased primarily due to an increase in contract services. Property expenses increased primarily due to increases in salaries and related benefits and utilities. Advertising expenses increased primarily due to increases in referral fees. Depreciation expense decreased for the nine months ended September 30, 2004 due to the buildings at the Partnership's investment property becoming fully depreciated during the year ended December 31, 2003. Interest expense decreased for both periods due to regularly scheduled mortgage payments, which reduced the principal balance of the mortgage debt encumbering the Partnership's property. Property tax expense increased for both periods due to a slight increase in the property tax rate at the Partnership's property.

General and administrative expenses decreased for the three and nine months ended September 30, 2004 due to a decrease in New Jersey partnership tax due to a reduction in the number of limited partners and a reduction in the cost of the annual audit required by the Partnership Agreement, partially offset by an increase in the cost of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $268,000 compared to approximately $504,000 at September 30, 2003. Cash and cash equivalents decreased approximately $118,000 since December 31, 2003 due to approximately $729,000 and $566,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,177,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's investment property is detailed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $543,000 of capital improvements at Fox Run Apartments, primarily consisting of water heater and floor covering replacements, structural improvements, heating and electrical upgrades, air conditioning unit and other appliance replacements and interior decoration. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property and currently expects to complete an additional $315,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $32,499,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                      For the Nine                     For the Nine
                      Months Ended     Per Limited     Months Ended     Per Limited
                     September 30,     Partnership    September 30,     Partnership
                          2004            Unit             2003             Unit

Refinancing (1)           $ --            $ --            $ 134            $ 3.36

(1) Refinancing proceeds are from the December 2001 refinancing of Fox Run Apartments. Approximately $554,000 remains to be distributed at September 30, 2004.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 25,955 limited partnership units (the "Units") in the Partnership representing 65.50% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 4, 2004, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining partnership interests for a purchase price of $359.55. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.50% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 6.     Exhibits


            See Exhibit Index attached.

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


                                    Date: November 11, 2004

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

Date: November 11, 2004

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

Date: November 11, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 11, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 11, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.