Form 10KSB
period 2004-12-31
ANGELES PARTNERS XI
filed 2005-03-25
CIK 702986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $8,550,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchase insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                        Gross
                       Carrying   Accumulated   Depreciable               Federal
Property                Value    Depreciation      Life       Method     Tax Basis
                           (in thousands)                             (in thousands)

Fox Run Apartments     $38,107     $28,804       5-30 yrs      S/L        $11,082

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                         Principal                                         Principal
                        Balance At                                          Balance
                       December 31,    Interest    Period     Maturity      Due At
      Property             2004          Rate    Amortized    Date (1)     Maturity
                      (in thousands)                                    (in thousands)
Fox Run Apartments
  1st mortgage            $32,248       6.76%    20 yrs(1)    12/2021        $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for the property:

                                    Average Annual              Average Annual
                                     Rental Rates                 Occupancy
                                      (per unit)
 Property                        2004           2003          2004         2003

 Fox Run Apartments             $11,083       $10,738         90%           94%

The Managing General Partner attributes the decrease in average occupancy at Fox Run Apartments to job transfers and tenants purchasing homes.

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

Real Estate Taxes and Rates

Real estate tax and rates in 2004 were:

                                    2004             2004
                                  Billing            Rate
                                 (in thousands)
Fox Run Apartments                 $1,173            3.21%

During 2004, the Partnership appealed the assessed property tax value of Fox Run Apartments. The 2004 property taxes were paid by the Partnership during the year ended December 31, 2004 and a receivable was recorded for the amount appealed. The property tax receivable for 2004 is based on the property tax value as estimated by a third party property tax specialist. The 2004 property tax expense based on this estimate and recorded in the financial statements is approximately $1,120,000. If the Partnership is unsuccessful in its appeal, it could potentially be required to record up to $52,000 of additional property tax expense. The Partnership believes that the recorded receivable is the best estimate of the amount overpaid for New Jersey property taxes.

Capital Improvements

During the year ended December 31, 2004, the Partnership completed approximately $1,057,000 of capital improvements at Fox Run Apartments primarily consisting of water heater and floor covering replacements, structural improvements, heating and electrical upgrades, air conditioning unit and other appliance replacements, interior decoration, exterior painting and cabinet, concrete and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

In February 1983, the Partnership, a publicly-held limited partnership, offered and sold 40,000 Limited Partnership Units (the "Units") for an aggregate purchase price of $40,000,000. The Partnership currently has 39,627 Units outstanding held by 1,189 Limited Partners of record. Affiliates of the Managing General Partner owned 28,136 Units or 71.00% of the outstanding Units at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                        Per Limited
                       Year Ended       Partnership      Year Ended        Partnership
                    December 31, 2004      Unit       December 31, 2003       Unit

Refinancing (1)           $ --             $ --             $ 134            $ 3.36

(1) Refinancing proceeds are from the December 2001 refinancing of Fox Run Apartments. Approximately $554,000 remains to be distributed at December 31, 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturity, sale of the property and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,136 Units in the Partnership representing 71.00% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.00% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2004 was approximately $825,000 compared to net income of approximately $30,000 for the corresponding period in 2003. The increase in net income for the year ended December 31, 2004 compared to the corresponding period in 2003 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased for the year ended December 31, 2004 largely due to an increase in other income partially offset by a decrease in rental income and a decrease in casualty gain (as discussed below). Other income increased primarily due to an increase in utility reimbursements due to the implementation of tenant rebilling for water and sewage charges during the second quarter of 2003. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense partially offset by an increase in average rental rates at the Partnership's investment property.

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. During the year ended December 31, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain.

Total expenses decreased for the year ended December 31, 2004 due to decreases in depreciation, interest and general and administrative expenses. Depreciation expense decreased due to the buildings at the Partnership's investment property becoming fully depreciated during the year ended December 31, 2003. Interest expense decreased due to regularly scheduled mortgage payments, which reduced the principal balance of the mortgage debt encumbering the Partnership's property.

General and administrative expenses decreased for the year ended December 31, 2004 due to a decrease in New Jersey partnership tax due to a reduction in the number of limited partners, a reduction in the cost of the annual audit required by the Partnership Agreement, and a reduction in the cost of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $291,000 compared to approximately $386,000 at December 31, 2003, a decrease of approximately $95,000. The decrease is due to approximately $1,052,000 and $980,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,937,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. The capital improvements will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                        Per Limited                        Per Limited
                       Year Ended       Partnership      Year Ended        Partnership
                    December 31, 2004      Unit       December 31, 2003       Unit

Refinancing (1)           $ --             $ --             $ 134            $ 3.36

(1) Refinancing proceeds are from the December 2001 refinancing of Fox Run Apartments. Approximately $554,000 remains to be distributed at December 31, 2004.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, sale of the property and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,136 limited partnership units (the "Units") in the Partnership representing 71.00% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.00% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Angeles Partners XI


We have audited the accompanying consolidated balance sheet of Angeles Partners XI as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                               ANGELES PARTNERS XI

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
  Cash and cash equivalents                                                  $ 291
  Receivables and deposits                                                       399
  Restricted escrow                                                              625
  Other assets                                                                   538
  Investment property (Notes B and E):
    Land                                                      $ 3,998
    Buildings and related personal property                     34,109
                                                               38,107
    Less accumulated depreciation                              (28,804)        9,303
                                                                            $ 11,156

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                            $ 69
  Due to affiliates (Note D)                                                      23
  Tenant security deposits                                                       273
  Other liabilities                                                              405
  Mortgage note payable (Note B)                                              32,248

Partners' Deficit
  General partners                                             $ (536)
  Limited partners (39,627 units issued and outstanding)       (21,326)      (21,862)
                                                                            $ 11,156
        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                                     Years Ended
                                                                    December 31,
                                                                2004           2003
Revenues:
  Rental income                                                $ 7,670        $ 7,740
  Other income                                                     880            563
  Casualty gain (Note F)                                            --              4
      Total revenues                                             8,550          8,307

Expenses:
  Operating                                                      2,599          2,618
  General and administrative                                       382            466
  Depreciation                                                   1,394          1,775
  Interest                                                       2,230          2,314
  Property taxes                                                 1,120          1,104
      Total expenses                                             7,725          8,277

Net income (Note C)                                             $ 825          $ 30

Net income allocated to general partners (1%)                    $ 8           $ --
Net income allocated to limited partners (99%)                     817             30

                                                                $ 825          $ 30

Net income per limited partnership unit                        $ 20.62        $ 0.76

Distributions per limited partnership unit                      $ --          $ 3.36


        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                     Limited
                                    Partnership     General      Limited
                                       Units        Partners     Partners      Total

Original capital contributions         40,000         $ 30       $ 40,000    $ 40,030

Partners' deficit at
  December 31, 2002                    39,627          (543)      (22,040)     (22,583)

Net income for the year ended
  December 31, 2003                        --            --            30          30

Distributions to partners                  --            (1)         (133)       (134)

Partners' deficit at
  December 31, 2003                    39,627          (544)      (22,143)    (22,687)

Net income for the year ended
  December 31, 2004                        --             8           817          825

Partners' deficit at
  December 31, 2004                    39,627        $ (536)     $(21,326)   $(21,862)


        See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                Year Ended December 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net income                                                      $ 825         $ 30
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                  1,394        1,775
     Amortization of loan costs                                       17           17
     Casualty gain                                                    --           (4)
     Change in accounts:
      Receivables and deposits                                        39         (129)
      Due to affiliates                                              (23)           3
      Other assets                                                  (193)          68
      Accounts payable                                               (63)         (11)
      Tenant security deposit liabilities                            (69)         (43)
      Other liabilities                                               10           95
        Net cash provided by operating activities                  1,937        1,801


Cash flows from investing activities:
  Property improvements and replacements                          (1,052)      (1,121)
  Insurance proceeds                                                  --            4
        Net cash used in investing activities                     (1,052)      (1,117)

Cash flows from financing activities:
  Advances from affiliate                                             --          611
  Payment on advances from affiliates                                 --         (611)
  Payments on mortgage note payable                                 (980)        (841)
  Distributions to partners                                           --         (134)
        Net cash used in financing activities                       (980)        (975)

Decrease in cash and cash equivalents                                (95)        (291)
Cash and cash equivalents at beginning of the year                   386          677

Cash and cash equivalents at end of the year                      $ 291        $ 386

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,217      $ 2,173

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
   accounts payable                                                $ 36         $ 31

Included in property  improvements  and replacements for the year ended December
31, 2003 are approximately $161,000, of improvements which were included in accounts payable at December 31, 2002.

        See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS XI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners XI (the "Registrant" or "Partnership") is a California limited partnership organized on February 14, 1983 to acquire and operate residential and commercial real estate properties. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), an affiliate of Insignia Financial Group, Inc. ("Insignia") and a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia. Effective February 26, 1999, IPT was merged into Apartment Management and Investment Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the Managing General Partner is now a wholly-owned subsidiary of AIMCO. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the Non-Managing General Partners. Effective November 30, 2001, AIMCO/IPT Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, the Elliott Family Partnership sold its general partner interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2004, the Partnership operates one residential property located in Plainsboro, New Jersey.

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

Restricted Escrows: In connection with the December 2001 refinancing of Fox Run Apartments, approximately $625,000 of the net proceeds was placed in a restricted escrow account held by the mortgage lender. These funds will be held until the property reaches 95% average annual occupancy and maintains that level for three consecutive months. This criteria has not been met and as a result the balance in the account at December 31, 2004 was approximately $625,000.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $279,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on their rental payments.

Deferred Costs: Loan costs of approximately $337,000 less accumulated amortization of approximately $51,000 at December 31, 2004, are included in other assets on the consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $17,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is calculated by the straight-line and accelerated methods over the estimated lives of the rental property and personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 5-20 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $62,000 and $38,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense.

Note B - Mortgage Note Payable

                        Principal     Monthly                              Principal
                       Balance At     Payment      Stated                   Balance
                      December 31,   Including    Interest   Maturity        Due At
Property                  2004        Interest      Rate       Date         Maturity
                            (in thousands)                               (in thousands)
Fox Run Apartments
  1st mortgage           $32,248       $ 266       6.76%      12/2021         $ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing note indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004, are as follows (in thousands):

                                2005              1,048
                                2006              1,121
                                2007              1,200
                                2008              1,283
                                2009              1,373
                             Thereafter          26,223
                                Total           $32,248

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                              2004                  2003
Net income as reported                        $ 825                 $ 30
Add (deduct):
Depreciation differences                          14                   489
Unearned income                                   33                    (5)
Other                                            (90)                   50
Federal taxable income                        $ 782                 $ 564
Federal taxable income
  per limited partnership unit               $ 19.53               $ 14.08

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):


Net liabilities as reported                   $(21,862)
Land and buildings                               2,862
Accumulated depreciation                        (1,083)
Syndication and distribution costs               5,261
Other                                              223

Net liabilities - Federal tax basis           $(14,599)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership was charged by such affiliates approximately $417,000 and $410,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. As of December 31, 2004, approximately $7,000 of these fees remain unpaid and are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $205,000 and $259,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $66,000 and $91,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. As of December 31, 2004, the Partnership was owed a refund of approximately $5,000 of accountable administrative expenses which is included in due to affiliates.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the years ended December 31, 2004 and 2003, no fees were earned or paid. At December 31, 2004, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates. This amount will remain accrued until criteria for payment has been met.

During the year ended December 31, 2003, the Managing General Partner loaned the Partnership approximately $611,000 to cover operating expenses. All of the advance was repaid during the year ended December 31, 2003. Interest was charged at prime plus 2% and was approximately $22,000 for the year ended December 31, 2003. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $97,000 and $103,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,136 limited partnership units (the "Units") in the Partnership representing 71.00% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.00% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrances      Land      Property      Acquisition
                         (in thousands)                           (in thousands)
Fox Run Apartments          $32,248       $ 3,998      $20,990        $13,119

                     Gross Amount At Which Carried
                         At December 31, 2004
                            (in thousands)

                               Buildings
                              And Related
                                Personal              Accumulated      Date     Depreciable
   Description        Land      Property     Total    Depreciation   Acquired   Life-Years
                                                     (in thousands)

Fox Run Apartments   $3,998     $34,109     $38,107     $28,804      5/27/83       5-30

The depreciable lives included above are for the building and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "investment property and accumulated depreciation":

                                                 Years Ended December 31,
                                                   2004           2003
                                                      (in thousands)
Investment Property
Balance at beginning of year                      $37,050        $36,059
  Property improvements and replacements            1,057            991
  Disposition of assets                                --             --
Balance at end of year                            $38,107        $37,050

Accumulated Depreciation
Balance at beginning of year                      $27,410        $25,635
  Additions charged to expense                      1,394          1,775
  Disposition of assets                                --             --
Balance at end of year                            $28,804        $27,410

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2004 and 2003 is approximately $40,969,000 and $39,935,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2004 and 2003, is approximately $29,887,000 and $28,507,000, respectively.

Note F - Casualties

During the year ended December 31, 2002, a casualty gain of approximately $17,000 was recorded at Fox Run Apartments. The casualty gain related to a fire that occurred in June 2002. The gain was a result of the receipt of insurance proceeds of approximately $18,000 offset by the write-off of the net book value of the destroyed assets totaling approximately $1,000. During the year ended December 31, 2003, additional insurance proceeds of approximately $4,000 were received and recorded as additional casualty gain. All the assets were written off during 2002.

Note G - Fourth Quarter Adjustment

During 2004, the Partnership appealed the assessed property tax value of Fox Run Apartments. The 2004 property taxes were paid by the Partnership during the year ended December 31, 2004 and in the fourth quarter of 2004 a receivable and a decrease to property tax expense of approximately $52,000 was recorded for the amount appealed. The property tax receivable for 2004 is based on the property tax value as estimated by a third party property tax specialist. The 2004 property tax expense based on this estimate and recorded in the financial statements is approximately $1,120,000. If the Partnership is unsuccessful in its appeal, it could potentially be required to record up to $52,000 of additional property tax expense. The Partnership believes that the recorded receivable is the best estimate of the amount overpaid for New Jersey property taxes.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2004.

Entity                                  Number of Units      Percentage

AIMCO Properties, IPLP                           80             0.20%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                  8,782            22.16%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                       19,274            48.64%
  (an affiliate of AIMCO)

Cooper River Properties, LLC is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. and AIMCO Properties, IPLP are indirectly ultimately controlled by AIMCO. Their business addresses are 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership was charged by such affiliates approximately $417,000 and $410,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses. As of December 31, 2004, approximately $7,000 of these fees remain unpaid and are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $205,000 and $259,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $66,000 and $91,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment property. As of December 31, 2004, the Partnership was owed a refund of approximately $5,000 of accountable administrative expenses which is included in due to affiliates.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the years ended December 31, 2004 and 2003, no fees were earned or paid. At December 31, 2004, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates. This amount will remain accrued until criteria for payment has been met.

During the year ended December 31, 2003, the Managing General Partner loaned the Partnership approximately $611,000 to cover operating expenses. All of the advance was repaid during the year ended December 31, 2003. Interest was charged at prime plus 2% and was approximately $22,000 for the year ended December 31, 2003. There were no loans from the Managing General Partner or associated interest expense during the year ended December 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $97,000 and $103,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,136 limited partnership units (the "Units") in the Partnership representing 71.00% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.00% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

                                     PART IV

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 and $35,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $5,000 and $3,000 for 2004 and 2003, respectively.

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


                                    Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 25, 2005
Stephen B. Waters

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

Date: March 25, 2005

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

Date: March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President   of   Angeles    Realty
                                    Corporation  II,  equivalent  of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners XI (the "Partnership"), for the annual period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.