Form 10QSB
period 2005-09-30
ANGELES PARTNERS XI
filed 2005-11-14
CIK 702986

UNITED STATES
                         SECURITIES EXCHANGE ACT OF 1934
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                               ANGELES PARTNERS XI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                  $   26
   Receivables and deposits                                                      436
   Restricted escrows                                                            625
   Other assets                                                                  614
   Investment property:
      Land                                                    $  3,998
      Buildings and related personal property                   36,134
                                                                40,132
      Less accumulated depreciation                            (29,961)       10,171
                                                                            $ 11,872

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 269
   Tenant security deposit liabilities                                           263
   Due to affiliates (Note B)                                                    943
   Other liabilities                                                             314
   Mortgage note payable                                                      31,469

Partners' Deficit
   General partners                                            $ (531)
   Limited partners (39,627 units issued and
      outstanding)                                             (20,855)      (21,386)
                                                                            $ 11,872

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                   2005         2004        2005       2004
Revenues:
  Rental income                                  $ 2,031       $ 1,927    $ 5,904    $ 5,734
  Other income                                       173           180        642        691
     Total revenues                                2,204         2,107      6,546      6,425

Expenses:
  Operating                                          809           610      2,239      1,932
  General and administrative                          96            77        297        311
  Depreciation                                       402           344      1,157      1,038
  Interest                                           550           556      1,648      1,678
  Property taxes                                     278           310        729        862
     Total expenses                                2,135         1,897      6,070      5,821

Net income                                         $ 69         $ 210      $ 476      $ 604

Net income allocated to general
  partners (1%)                                    $ 1           $ 2        $ 5        $ 6
Net income allocated to limited
  partners (99%)                                      68           208        471        598

                                                   $ 69         $ 210      $ 476      $ 604

Net income per limited partnership
  unit                                            $ 1.72       $ 5.25     $ 11.89    $ 15.09

         See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS XI
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General       Limited
                                        Units        Partners     Partners       Total

Original capital contributions         40,000          $ 30       $ 40,000      $ 40,030

Partners' deficit at
  December 31, 2004                    39,627         $ (536)     $(21,326)     $(21,862)

Net income for the nine months
  ended September 30, 2005                 --              5           471           476

Partners' deficit
  at September 30, 2005                39,627         $ (531)     $(20,855)     $(21,386)


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2005          2004
Cash flows from operating activities:
  Net income                                                      $ 476          $ 604
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                  1,157          1,038
     Amortization of loan costs                                       13             13
     Change in accounts:
      Receivables and deposits                                       (97)            32
      Bad debt                                                       101             49
      Other assets                                                   (89)          (329)
      Accounts payable                                                19            (33)
      Tenant security deposit liabilities                            (10)           (48)
      Due to affiliates                                              117            (25)
      Other liabilities                                             (132)          (124)
        Net cash provided by operating activities                  1,555          1,177

Cash flows used in investing activities:
  Property improvements and replacements                          (1,844)          (566)

Cash flows from financing activities:
  Advances from affiliate                                            803             --
  Payments on mortgage notes payable                                (779)          (729)
        Net cash provided by (used in) financing activities           24           (729)

Net decrease in cash and cash equivalents                           (265)          (118)
Cash and cash equivalents at beginning of period                     291            386

Cash and cash equivalents at end of period                         $ 26          $ 268

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,618        $ 1,669

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 217           $ 8

 Included in property  improvements  and  replacements for the nine months ended
 September 30, 2005, are approximately $36,000 of improvements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS XI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $326,000 and $305,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $274,000 and $132,000 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses and investment property. Approximately $99,000 of these expenses were payable to the Managing General Partner at September 30, 2005 and are included in due to affiliates. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $170,000 and $14,000, respectively. The construction management service fees are calculated based on a percentage of additions to investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the nine months ended September 30, 2005 and 2004 no fees were earned or paid. At September 30, 2005, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates. This amount will remain accrued until the criteria for payment has been met.

During the nine months ended September 30, 2005, the Managing General Partner advanced the Partnership approximately $803,000 to cover capital improvements and operations at the Partnership's property. Interest was charged at prime plus 2% (8.75% at September 30, 2005) and was approximately $20,000 for the nine months ended September 30, 2005. Total advances and accrued interest of approximately $823,000 remain unpaid at September 30, 2005 and are included in due to affiliates. There were no advances from the Managing General Partner or associated interest expense during the nine months ended September 30, 2004.

Subsequent to September 30, 2005, the General Partner advanced to the Partnership approximately $486,000 to cover operating expenses and capital improvements at Fox Run Apartments. Interest will be charged at prime plus 2% (approximately 8.75% at September 30, 2005).

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $100,000 and $97,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                     2005         2004

      Fox Run Apartments (1)                       93%          89%
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

Results of Operations

The Partnership recognized net income for the three and nine months ended September 30, 2005 of approximately $69,000 and $476,000, respectively, compared to net income of approximately $210,000 and $604,000 for the three and nine months ended September 30, 2004. Net income decreased for both the three and nine month periods due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for both the three and nine months ended September 30, 2005 due to increases in operating and depreciation expenses, partially offset by a decrease in interest and property tax expenses. Total expenses also increased for the three months ended September 30, 2005 due to an increase in general and administrative expenses. The increase in total expenses for the nine months ended September 30, 2005 was partially offset by a decrease in general and administrative expenses. Operating expense increased for both the three and nine months ended September 30, 2005 due to increases in property and administrative expenses. Property expense increased due to an increase in utilities. Additionally, salaries and related benefits increased for the nine months ended September 30, 2005. Administrative expense increased due to increases in phone sales, legal fees and business licenses and permits. Depreciation expense increased due to property improvements and replacements completed during the past twelve months. Interest expense decreased due to regularly scheduled mortgage payments which reduced the principal balance of the mortgage debt encumbering the Partnership's property partially offset by increased interest on advances from affiliates. Property tax expense decreased due to a decrease in the property tax rate in Plainsboro, New Jersey.

General and administrative expenses increased for the three months ended September 30, 2005 due to an increase in the NJ partnership tax as a result of a reduction in the 2004 estimate recorded in the three months ended September 30, 2004. General and administrative expenses decreased for the nine months ended September 30, 2005 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both the three and nine months ended September 30, 2005 and 2004, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005 the Partnership had cash and cash equivalents of approximately $26,000 compared to approximately $268,000 at September 30, 2004. Cash and cash equivalents decreased approximately $265,000 since December 31, 2004 due to approximately $1,844,000 of cash used in investing activities, partially offset by approximately $24,000 and $1,555,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances from affiliates partially offset by principal payments on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $2,025,000 of capital improvements at Fox Run Apartments, primarily consisting of water heater, appliance and floor covering replacements, security equipment, furniture and fixtures, vehicles, water and sewer upgrades, interior decoration, balcony replacement, air conditioning unit and cabinet replacements, the installation of washers and dryers in the apartment units and other structural improvements. These improvements were funded from operating cash flow and advances from affiliates of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $31,469,000 is being amortized over 20 years and matures in December 2021, at which time it is expected to be fully amortized.

The Partnership had no distributions for the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, sale of the property and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,381 limited partnership units (the "Units") in the Partnership representing 71.62% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date: November 14, 2005

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

Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation II, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.