Form 10QSB
period 2006-03-31
ANGELES PARTNERS XI
filed 2006-05-12
CIK 702986

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 133
Receivables and deposits		353
Restricted escrow (Note C)		625
Other assets		618
Investment property:
Land	$ 3,998
Buildings and related personal property	37,240
	41,238
Less accumulated depreciation	(30,821)	10,417
		$ 12,146

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 28
Tenant security deposit liabilities		249
Due to affiliates (Note B)		1,419
Other liabilities		423
Mortgage note payable		30,927

Partners' Deficit
General partners	$ (527)
Limited partners (39,627 units issued and
outstanding)	(20,373)	(20,900)
		$ 12,146

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$2,077	$1,938
Other income	229	228
Total revenues	2,306	2,166

Expenses:
Operating	769	783
General and administrative	94	97
Depreciation	432	374
Interest	561	549
Property taxes	226	308
Total expenses	2,082	2,111

Net income	$ 224	$ 55

Net income allocated to general partners (1%)	$ 2	$ 1
Net income allocated to limited partners (99%)	222	54

	$ 224	$ 55

Net income per limited partnership unit	$ 5.60	$ 1.36

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2005	39,627	$ (529)	$(20,595)	$(21,124)

Net income for the three months
ended March 31, 2006	--	2	222	224

Partners' deficit at
March 31, 2006	39,627	$ (527)	$(20,373)	$(20,900)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 224	$ 55
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	432	374
Amortization of loan costs	4	4
Change in accounts:
Receivables and deposits	26	4
Other assets	(137)	(95)
Accounts payable	(6)	245
Tenant security deposit liabilities	--	(15)
Other liabilities	31	(165)
Due to affiliates	59	29
Net cash provided by operating activities	633	436

Cash flows used in investing activities:
Property improvements and replacements	(515)	(471)

Cash flows from financing activities:
Payments on mortgage note payable	(273)	(255)
Advances from affiliates	--	78
Net cash used in financing activities	(273)	(177)

Net decrease in cash and cash equivalents	(155)	(212)

Cash and cash equivalents at beginning of period	288	291

Cash and cash equivalents at end of period	$ 133	$ 79

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 526	$ 544
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 19	$ 49

Included in property improvements and replacements for the three months ended March 31, 2006 and 2005 are approximately $81,000 and $36,000 of improvements, respectively, which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $116,000 and $113,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $88,000 and $86,000 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $50,000 and $52,000, respectively. Approximately $27,000 of the accountable administrative expenses are payable to the Managing General Partner and are included in due to affiliates at March 31, 2006. This amount was repaid subsequent to March 31, 2006 from amounts released from a restricted escrow (see Note C).

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met.  During the three months ended March 31, 2006 and 2005 no fees were earned or paid. At March 31, 2006, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates. This amount will remain accrued until the criteria for payment has been met.

During the three months ended March 31, 2005, an affiliate of the Managing General Partner advanced to the Partnership approximately $78,000 to cover capital improvements at Fox Run Apartments. Additionally, during the remainder of 2005, an affiliate of the Managing General Partner advanced to the Partnership approximately $1,210,000. There were no advances from the Managing General Partner during the three months ended March 31, 2006. Interest was charged at prime plus 2% (9.75% at March 31, 2006) and was approximately $31,000 and $1,000 for the three months ended March 31, 2006 and 2005, respectively. Total advances and accrued interest of approximately $1,371,000 remain unpaid at March 31, 2006 and are included in due to affiliates. Approximately $319,000 of outstanding advances and accrued interest were repaid subsequent to March 31, 2006 from amounts released from a restricted escrow (see Note C).

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $145,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $104,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Subsequent Event

In connection with the December 2001 refinancing of Fox Run Apartments, $625,000 of the net proceeds were placed in a restricted escrow account held by the mortgage lender.  These funds were to be held until the property reached 95% average annual occupancy and maintained that level for three consecutive months. This criteria was met subsequent to March 31, 2006, and the Partnership received $625,000 in funds which were used to fund operations at the property and to partially repay the amount due to affiliates (see Note B).

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Item 2.

Management’s Discussion and Analysis or Plan of Operation

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Fox Run Apartments	96%	92%
Plainsboro, New Jersey

The Managing General Partner attributes the increase in average occupancy at Fox Run Apartments to improvement in economic conditions in the local market and increased marketing efforts.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2006 was approximately $224,000 compared to net income of approximately $55,000 for the corresponding period in 2005. Net income increased for the three months ended March 31, 2006 due to an increase in total revenues and a decrease in total expenses. Total revenues increased largely due to an increase in rental income. Rental income increased due to increases in occupancy and the average rental rate and a decrease in bad debt expense at the Partnership’s investment property.

Total expenses decreased due to decreases in property tax and operating expenses, partially offset by an increase in interest and depreciation expenses. Property tax expense decreased due to a decrease in the property tax rate during the second quarter of 2005.  Operating expense decreased primarily due to a decrease in maintenance expense partially offset by increases in property and administrative expenses. Maintenance expense decreased due to decreases in heating, venting, and air conditioning parts and supplies, electrical and plumbing supplies and interior building improvements.  Property expense increased primarily due to increases in utilities. Administrative expense increased due to increases in resident eviction costs and business  licenses and permits. Interest expense increased for the three months ended March 31, 2006 as a result of an increase in interest on advances from an affiliate of the Managing General Partner, partially offset by a decrease in interest expense on the mortgage encumbering the investment property due to scheduled principal payments which reduced the carrying balance of the mortgage. Depreciation expense increased as a result of property improvements and replacements placed into service over the past twelve months.

Included in general and administrative expenses are the New Jersey Partnership tax, the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006 the Partnership had cash and cash equivalents of approximately $133,000 compared to approximately $79,000 at March 31, 2005. Cash and cash equivalents decreased approximately $155,000 since December 31, 2005 due to approximately $515,000 and $273,000 of cash used in investing and financing activities, respectively, partially offset by approximately $633,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership’s property. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the three months ended March 31, 2006, the Partnership completed approximately $453,000 of capital improvements at Fox Run Apartments, primarily consisting of floor covering, water heater and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Subsequent to March 31, 2006, the Partnership received $625,000 in restricted escrow funds from the mortgage lender as a result of average occupancy benchmarks being achieved.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $30,927,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership made no distributions for the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the sale of the property and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,381 limited partnership units (the "Units") in the Partnership representing 71.62% of the outstanding Units at March 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II,

equivalent of the chief financial officer of the

Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.