Form 10QSB
period 2006-09-30
ANGELES PARTNERS XI
filed 2006-11-13
CIK 702986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 266
Receivables and deposits		371
Other assets		480
Investment property:
Land	$ 3,998
Buildings and related personal property	38,396
	42,394
Less accumulated depreciation	(31,722)	10,672
		$ 11,789

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 120
Tenant security deposit liabilities		262
Due to affiliates (Note B)		1,084
Other liabilities		326
Mortgage note payable		30,366

Partners' Deficit
General partners	$ (521)
Limited partners (39,627 units issued and
outstanding)	(19,848)	(20,369)
		$ 11,789

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 2,162	$ 2,031	$ 6,357	$ 5,904
Other income	214	173	667	642
Total revenues	2,376	2,204	7,024	6,546

Expenses:
Operating	776	809	2,316	2,239
General and administrative	103	96	283	297
Depreciation	455	402	1,333	1,157
Interest	546	550	1,660	1,648
Property taxes	226	278	677	729
Total expenses	2,106	2,135	6,269	6,070

Net income	$ 270	$ 69	$ 755	$ 476

Net income allocated to general
partners (1%)	$ 3	$ 1	$ 8	$ 5
Net income allocated to limited
partners (99%)	267	68	747	471

	$ 270	$ 69	$ 755	$ 476

Net income per limited partnership
unit	$ 6.74	$ 1.72	$ 18.85	$ 11.89

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2005	39,627	$ (529)	$(20,595)	$(21,124)

Net income for the nine months
ended September 30, 2006	--	8	747	755

Partners' deficit
at September 30, 2006	39,627	$ (521)	$(19,848)	$(20,369)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 755	$ 476
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,333	1,157
Amortization of loan costs	13	13
Bad debt	51	101
Change in accounts:
Receivables and deposits	(43)	(97)
Other assets	(8)	(89)
Accounts payable	34	19
Tenant security deposit liabilities	13	(10)
Due to affiliates	1	117
Other liabilities	(66)	(132)
Net cash provided by operating activities	2,083	1,555

Cash flows from investing activities:
Property improvements and replacements	(1,619)	(1,844)
Restricted escrows	625	--
Net cash used in investing activities	(994)	(1,844)

Cash flows from financing activities:
Advances from affiliate	--	803
Payments on mortgage note payable	(834)	(779)
Repayment of advances from affiliate	(277)	--
Net cash (used in) provided by financing activities	(1,111)	24

Net decrease in cash and cash equivalents	(22)	(265)
Cash and cash equivalents at beginning of period	288	291

Cash and cash equivalents at end of period	$ 266	$ 26

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,674	$ 1,618

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 71	$ 217

Included in property improvements and replacements for the nine months ended September 30, 2006 and 2005, are approximately $81,000 and $36,000 of improvements which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $351,000 and $326,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $257,000 and $274,000 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $155,000 and $170,000, respectively. Approximately $24,000 of the accountable administrative expenses are included in due to affiliates at September 30, 2006.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met.  During the nine months ended September 30, 2006 and 2005 no fees were earned or paid. At September 30, 2006, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates. This amount will remain accrued until the criteria for payment has been met.

During the nine months ended September 30, 2005, an affiliate of the Managing General Partner advanced to the Partnership approximately $803,000 to cover capital improvements and operations at Fox Run Apartments. Additionally, during the remainder of 2005, an affiliate of the Managing General Partner advanced to the Partnership approximately $485,000 for capital improvements and operations. There were no advances from the Managing General Partner during the nine months ended September 30, 2006. Approximately $388,000 of outstanding advances and accrued interest were repaid during the nine months ended September 30, 2006 from amounts released from a restricted escrow (see Note C). There were no such repayments during the nine months ended September 30, 2005. Interest is charged at prime plus 2% (10.25% at September 30, 2006) and was approximately $86,000 and $20,000 for the nine months ended September 30, 2006 and 2005, respectively. Total advances and accrued interest of approximately $1,039,000 remain unpaid at September 30, 2006 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $179,000 and $104,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C – Escrow Release

In connection with the December 2001 refinancing of Fox Run Apartments, $625,000 of the net proceeds were placed in a restricted escrow account held by the mortgage lender.  These funds were to be held until the property reached 95% average annual occupancy and maintained that level for three consecutive months. This criteria was met during the nine months ended September 30, 2006, and the Partnership received $625,000 in funds which were used to fund operations at the property and to partially repay amounts due to affiliates (see Note B).

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Fox Run Apartments	96%	93%
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

Results of Operations

The Partnership recognized net income for the three and nine months ended September 30, 2006 of approximately $270,000 and $755,000, respectively, compared to net income of approximately $69,000 and $476,000 for the three and nine months ended September 30, 2005, respectively. Net income increased for the three months ended September 30, 2006 due to an increase in total revenues and a decrease in total expenses.  Net income increased for the nine months ended September 30, 2006 due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased for the three and nine months ended September 30, 2006 due to increases in rental and other income. Rental income increased for the three months ended September 30, 2006 due to an increase in the average rental rate and a decrease in bad debt expense. Occupancy remained relatively constant. Rental income increased for the nine months ended September 30, 2006 due to increases in occupancy and the average rental rate and a decrease in bad debt expense. Other income increased for both the three and nine months ended September 30, 2006 primarily due to an increase in recreational facility fees.

Total expenses decreased for the three months ended September 30, 2006 due to decreases in operating and property tax expenses, partially offset by an increase in depreciation expenses. Total expenses increased for the nine months ended September 30, 2006 due to increases in operating and depreciation expenses partially offset by a decrease in general and administrative and property tax expenses. Interest expense remained comparable for both periods as an increase in interest expense on advances from an affiliate of the managing general partner was mostly offset by a decrease in interest on the mortgage encumbering the investment property as a result of scheduled principal payments, which reduced the carrying balance. Operating expense decreased for the three months ended September 30, 2006 due to a decrease maintenance expense. Maintenance expense decreased primarily due to decreases in contract services. Property tax expense decreased for the three and nine months ended September 30, 2006 due to an accrual adjustment related to a prior period that was recorded during the three months ended September 30, 2005. Operating expense increased for the nine months ended September 30, 2006 due to increases in administrative, insurance, and management fee expenses, partially offset by a decrease in maintenance expense. Administrative expense increased primarily due to increases in resident eviction and separation, business licenses and permits, office supplies, and sales and use tax. Insurance expense increased primarily due to an increase in hazard insurance premiums.  Management fee expense increased due to an increase in rental income at the Partnership’s investment property. Maintenance expense decreased primarily due to decreases in snow removal, plumbing and electrical supplies, and HVAC parts and supplies. Depreciation expense increased for the three and nine months ended September 30, 2006 due to property improvements and replacements placed into service during the past twelve months which are now being depreciated.

General and administrative expense increased for the three months ended September 30, 2006 due to an increase in legal fees associated with Partnership matters partially offset by a decrease in the New Jersey partnership tax due to a reduction in the number of limited partners on which the tax is based.  General and administrative expense decreased for the nine months ended September 30, 2006 due to a decrease in the New Jersey partnership tax partially offset by an increase in legal fees as discussed above. Also included in general and administrative expenses for both the three and nine months ended September 30, 2006 are cost of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006 the Partnership had cash and cash equivalents of approximately $266,000 compared to approximately $26,000 at September 30, 2005. Cash and cash equivalents decreased approximately $22,000 since December 31, 2005 due to approximately $994,000 and $1,111,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,083,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by receipts from a restricted escrow maintained by the mortgage lender.  Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership’s property and repayment of advances from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the nine months ended September 30, 2006, the Partnership completed approximately $1,609,000 of capital improvements at Fox Run Apartments, primarily consisting of washer and dryer installation in the apartment units, floor covering, water heater and appliance replacements, and swimming pool improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $30,366,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership made no distributions for the nine months ended September 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the sale of the property and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,386 limited partnership units (the "Units") in the Partnership representing 71.63% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XI
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

Date: November 13, 2006

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

Date: November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II,

equivalent of the chief financial officer of the

Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.