Form 10KSB
period 2006-12-31
ANGELES PARTNERS XI
filed 2007-03-16
CIK 702986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $9,472,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Angeles Partners XI (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on February 14, 1983. The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation.  The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the non-managing general partners and are both affiliates of AIMCO. Effective November 30, 2001, AIMCO/IPT, Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd. The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners. Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, the Elliott Family Partnership sold its general partner interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO.  The Managing General Partner and the non-managing general partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Fox Run
Apartments	$42,744	$32,172	5-30 yrs	S/L	$12,238

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date (2)	Maturity
	(in thousands)			(in thousands)
Fox Run Apartments
1st mortgage	$30,079	6.76%(1)	20 yrs	12/2021	$ --

(1)

Fixed rate mortgage.

(2)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Fox Run Apartments	$11,551	$11,169	97%	93%

The Managing General Partner attributes the increase in average occupancy at Fox Run Apartments to an increase in market demand.

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

Real Estate Taxes and Rates

Real estate tax and rates in 2006 were:

	2006	2006
	Billing	Rate
	(in thousands)
Fox Run Apartments	$930	2.05%

Capital Improvements

Fox Run Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,959,000 of capital improvements at the property consisting primarily of washer and dryer installation in the apartment units, floor coverings, water heater and appliance replacements, swimming pool improvements, air conditioning unit replacements, kitchen and bath resurfacing and balcony replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

In February 1983, the Partnership, a publicly-held limited partnership, offered and sold 40,000 Limited Partnership Units (the "Units") for an aggregate purchase price of $40,000,000. The Partnership currently has 39,627 Units outstanding held by 1,118 Limited Partners of record.  Affiliates of the Managing General Partner owned 28,386 Units or 71.63% of the outstanding Units at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership had no distributions for the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the sale of the property and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,386 Units in the Partnership representing 71.63% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was approximately $1,137,000 compared to net income of approximately $738,000 for the year ended December 31, 2005. Net income increased for the year ended December 31, 2006 due to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased for the year ended December 31, 2006 due to increases in rental and other income. Rental income increased due to increases in occupancy and the average rental rate and a decrease in bad debt expense. Other income increased primarily due to increases in tenant utility reimbursements, recreational facility fees, applications fees, and lease cancellation fees.

Total expenses increased for the year ended December 31, 2006 due to increases in operating, depreciation, and general and administrative expenses, partially offset by decreases in interest and property tax expenses. Operating expense increased primarily due to increases in administrative and insurance expenses, partially offset by a decrease in maintenance expense. Administrative expense increased due to increases in credit card service fees and resident eviction and separation. Insurance expense increased primarily due to an increase in hazard insurance premiums. Maintenance expense decreased primarily due to decreases in contract services, snow removal, plumbing and electrical supplies, and HVAC parts and supplies. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months, which are now being depreciated. Interest expense decreased slightly due to a decrease in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying amount, partially offset by an increase in interest on advances from an affiliate of the Managing General Partner due to a higher average balance outstanding during 2006 and an increase in the interest rate charged on such advances. Property tax expense decreased due to an unsuccessful appeal of 2004 property taxes recognized in 2005.

General and administrative expenses increased for the year ended December 31, 2006 due to an increase in the legal fees associated with Partnership matters. Also included in general and administrative expenses are costs of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $589,000 compared to approximately $288,000 at December 31, 2005, an increase of approximately $301,000. The increase is due to approximately $3,067,000 of cash provided by operating activities, partially offset by approximately $1,368,000 and $1,398,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by receipts from a restricted escrow maintained by the mortgage lender. Cash used in financing activities consisted of repayment of advances from an affiliate of the Managing General Partner and principal payments on the mortgage encumbering the Partnership’s property. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital improvements will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $30,079,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership had no distributions for the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of cash generated from operations, the timings of the sale of the property and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,386 limited partnership units (the "Units") in the Partnership representing 71.63% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Financial Statements

ANGELES PARTNERS XI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Partners XI

We have audited the accompanying consolidated balance sheet of Angeles Partners XI as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners XI at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 589
Receivables and deposits		427
Other assets		377
Investment property (Notes B and E):
Land	$ 3,998
Buildings and related personal property	38,746
	42,744
Less accumulated depreciation	(32,172)	10,572
		$ 11,965

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 130
Tenant security deposits		266
Due to affiliates (Note D)		1,147
Other liabilities		330
Mortgage note payable (Note B)		30,079

Partners' Deficit
General partners	$ (518)
Limited partners (39,627 units issued and outstanding)	(19,469)	(19,987)
		$ 11,965

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended
	December 31,
	2006	2005
Revenues:
Rental income	$ 8,608	$ 7,976
Other income	864	791
Total revenues	9,472	8,767

Expenses:
Operating	3,045	2,920
General and administrative	374	357
Depreciation	1,783	1,585
Interest	2,203	2,212
Property taxes	930	955
Total expenses	8,335	8,029

Net income (Note C)	$ 1,137	$ 738

Net income allocated to general partners (1%)	$ 11	$ 7
Net income allocated to limited partners (99%)	1,126	731

	$ 1,137	$ 738

Net income per limited partnership unit	$ 28.41	$ 18.45

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2004	39,627	$ (536)	$(21,326)	$(21,862)

Net income for the year ended
December 31, 2005	--	7	731	738

Partners' deficit at
December 31, 2005	39,627	(529)	(20,595)	(21,124)

Net income for the year ended
December 31, 2006	--	11	1,126	1,137

Partners' deficit at
December 31, 2006	39,627	(518)	(19,469)	(19,987)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 1,137	$ 738
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	1,783	1,585
Amortization of loan costs	17	17
Change in accounts:
Receivables and deposits	(48)	61
Other assets	91	36
Accounts payable	68	(18)
Tenant security deposit liabilities	17	(24)
Due to affiliates	64	49
Other liabilities	(62)	(54)
Net cash provided by operating activities	3,067	2,390

Cash flows from investing activities:
Property improvements and replacements	(1,993)	(2,633)
Withdrawals from restricted escrow	625	--
Net cash used in investing activities	(1,368)	(2,633)

Cash flows from financing activities:
Advances from affiliate	--	1,288
Repayment of advances from affiliate	(277)	--
Payments on mortgage note payable	(1,121)	(1,048)
Net cash (used in) provided by financing activities	(1,398)	240

Increase (decrease) in cash and cash equivalents	301	(3)
Cash and cash equivalents at beginning of the year	288	291

Cash and cash equivalents at end of the year	$ 589	$ 288

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,185	$ 2,148

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ 47	$ 81

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $36,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners XI (the "Registrant" or "Partnership") is a California limited partnership organized on February 14, 1983 to acquire and operate residential and commercial real estate properties.  The Partnership's managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. AIMCO Properties, L.P. and ARC II/AREMCO Partners, Ltd. are the Non-Managing General Partners.  Effective November 30, 2001, AIMCO/IPT Inc., an affiliate of the Managing General Partner, purchased the 99% limited partner interest in ARC II/AREMCO Partners, Ltd.  The Elliott Accommodation Trust and the Elliott Family Partnership, a California Limited Partnership, were the non-managing general partners.  Effective December 31, 1997, the Elliott Family Partnership, Ltd. acquired the Elliott Accommodation Trust's general partner interest in the Partnership. On June 30, 2000, the Elliott Family Partnership sold its general partner interest to AIMCO Properties, LP, a wholly owned subsidiary of AIMCO. The Managing General Partner and the Non-Managing General Partners are herein collectively referred to as the "General Partners". The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.  As of December 31, 2006, the Partnership operates one residential property located in Plainsboro, New Jersey.

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

Restricted Escrow: In connection with the December 2001 refinancing of Fox Run Apartments, approximately $625,000 of the net proceeds was placed in a restricted escrow account held by the mortgage lender.  These funds were to be held until the property reached 95% average annual occupancy and maintained that level for three consecutive months. This criteria was met during the year ended December 31, 2006, and the Partnership received approximately $625,000 in funds which were used to fund operations at the property and to partially repay amounts due to affiliates (see Note D).

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $562,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and the tenant is current on rental payments.

Deferred Costs: Loan costs of approximately $337,000 less accumulated amortization of approximately $84,000 at December 31, 2006, are included in other assets on the consolidated balance sheet.  The loan costs are amortized over the term of the related loan agreement.  Amortization expense was approximately $17,000 for each of the years 2006 and 2005 and is included in interest expense. Amortization expense is expected to be approximately $17,000 for each of the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Depreciation: Depreciation is calculated by the straight-line methods over the estimated lives of the apartment property and personal property.  For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $75,000 and $80,000 for the years ended December 31, 2006 and 2005, respectively, were charged to operating expense.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Fox Run Apartments
1st mortgage	$30,079	$ 266	6.76%	12/2021	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's investment property and by a pledge of revenues from the investment property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing note indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 1,200
2008	1,283
2009	1,373
2010	1,468
2011	1,571
Thereafter	23,184
Total	$30,079

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, taxable income or loss of the Partnership is reported in the income tax returns of its partners.  No provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2006	2005

Net income as reported	$ 1,137	$ 738
Add (deduct):
Depreciation differences	(39)	(97)
Unearned income	(84)	(14)
Other	45	(117)
Federal taxable income	$ 1,059	$ 510
Federal taxable income
per limited partnership unit	$ 26.46	$ 12.74

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(19,987)
Land and buildings	2,885
Accumulated depreciation	(1,219)
Syndication and distribution costs	5,261
Other	29

Net liabilities - Federal tax basis	$(13,031)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $473,000 and $439,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $331,000 and $431,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $193,000 and $292,000, respectively.  Approximately $61,000 of the accountable administrative expenses are included in due to affiliates at December 31, 2006.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the years ended December 31, 2006 and 2005, no fees were earned or paid. At December 31, 2006, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates. This amount will remain accrued until criteria for payment has been met.

During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from the Managing General Partner during the year ended December 31, 2006. Approximately $388,000 of outstanding advances and accrued interest were repaid during the year ended December 31, 2006 from amounts released from a restricted escrow (see Note A.) There were no such repayments during the year ended December 31, 2005. Interest is charged at prime plus 2% (10.25% at December 31, 2006) and was approximately $114,000 and $51,000 for the years ended December 31, 2006 and 2005, respectively. Total advances and accrued interest of approximately $1,065,000 remain unpaid at December 31, 2006 and are included in due to affiliates. Subsequent to December 31, 2006, the Partnership repaid advances and accrued interest of approximately $305,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $179,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,386 limited partnership units (the "Units") in the Partnership representing 71.63% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Fox Run Apartments	$30,079	$ 3,998	$20,990	$17,756

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)

Fox Run Apartments	$3,998	$38,746	$42,744	$32,172	5/27/83	5-30

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property
Balance at beginning of year	$40,785	$38,107
Property improvements and replacements	1,959	2,678
Balance at end of year	$42,744	$40,785

Accumulated Depreciation
Balance at beginning of year	$30,389	$28,804
Additions charged to expense	1,783	1,585

Balance at end of year	$32,172	$30,389

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2006 and 2005 is approximately $45,629,000 and $43,587,000, respectively.  The accumulated depreciation for Federal income tax purposes at December 31, 2006 and 2005, is approximately $33,391,000 and $31,569,000, respectively.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and  ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership’s managing general partner is Angeles Realty Corporation II ("ARC II" or the "Managing General Partner"), a California corporation. The Managing General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO").

The names and ages of, as well as the positions and offices held by, the directors and officers of the Managing General Partner, are set forth below. There are no family relationships between or among any directors and officers.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. From January 2006 through December 2006, Mr. Fordham served as vice president and chief accounting officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as senior vice president and chief accounting officer of Prentiss Properties Trust and was in charge of the Managing accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO as serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

None of the directors and officers of the Managing General Partner received any remuneration from the Partnership during the years ended December 31, 2006 and 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partner Units of the Registrant as of December 31, 2006.

Entity	Number of Units	Percentage

AIMCO IPLP, L.P.	80	0.20%
(an affiliate of AIMCO)
Cooper River Properties, LLC	8,782	22.16%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	19,524	49.27%
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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $473,000 and $439,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses on the consolidated statements of operations in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $331,000 and $431,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Managing General Partner of approximately $193,000 and $292,000, respectively.  At December 31, 2006 approximately $61,000 of accountable administrative expenses were unpaid and included in due to affiliates on the consolidated balance sheet in “Item 7. Financial Statements”.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement. This return criteria has not been met. During the years ended December 31, 2006 and 2005, no fees were earned or paid. At December 31, 2006, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates on the consolidated balance sheet in “Item 7. Financial Statements”. This amount will remain accrued until criteria for payment has been met.

During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from the Managing General Partner during the year ended December 31, 2006. Approximately $388,000 of outstanding advances and accrued interest were repaid during the year ended December 31, 2006 from amounts released from a restricted escrow. There were no such repayments during the year ended December 31, 2005. Interest is charged at prime plus 2% (10.25% at December 31, 2006) and was approximately $114,000 and $51,000 for the years ended December 31, 2006 and 2005, respectively. Total advances and accrued interest of approximately $1,065,000 remain unpaid at December 31, 2006 and are included in due to affiliates. Subsequent to December 31, 2006, the Partnership repaid advances and accrued interest of approximately $305,000.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $179,000 and $104,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,386 imited partnership units (the "Units") in the Partnership representing 71.63% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young, LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young, LLP for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $31,000 and $27,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $6,000 and $5,000 for 2006 and 2005, respectively.

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

Date: March 16, 2007

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 16, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 16, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 16, 2007
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

Date: March 16, 2007

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

Date: March 16, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Angeles Partners XI (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 16, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 16, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.