Form 10QSB
period 2007-03-31
ANGELES PARTNERS XI
filed 2007-05-11
CIK 702986

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 413
Receivables and deposits		490
Other assets		518
Investment property:
Land	$ 3,998
Buildings and related personal property	39,076
	43,074
Less accumulated depreciation	(32,582)	10,492
		$ 11,913

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 216
Tenant security deposit liabilities		283
Due to affiliates (Note B)		907
Other liabilities		333
Mortgage note payable		29,786

Partners' Deficit
General partners	$ (514)
Limited partners (39,627 units issued and
outstanding)	(19,098)	(19,612)
		$ 11,913

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$2,255	$2,077
Other income	201	229
Total revenues	2,456	2,306

Expenses:
Operating	812	769
General and administrative	93	94
Depreciation	410	432
Interest	534	561
Property taxes	232	226
Total expenses	2,081	2,082

Net income	$ 375	$ 224

Net income allocated to general partners (1%)	$ 4	$ 2
Net income allocated to limited partners (99%)	371	222

	$ 375	$ 224

Net income per limited partnership unit	$ 9.36	$ 5.60

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2006	39,627	$ (518)	$(19,469)	$(19,987)

Net income for the three months
ended March 31, 2007	--	4	371	375

Partners' deficit at
March 31, 2007	39,627	$ (514)	$(19,098)	$(19,612)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 375	$ 224
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	410	432
Amortization of loan costs	4	4
Change in accounts:
Receivables and deposits	(63)	26
Other assets	(145)	(137)
Accounts payable	63	(6)
Tenant security deposit liabilities	17	--
Other liabilities	3	31
Due to affiliates	1	59
Net cash provided by operating activities	665	633

Cash flows used in investing activities:
Property improvements and replacements	(307)	(515)

Cash flows from financing activities:
Payments on mortgage note payable	(293)	(273)
Repayment of advances from affiliates	(241)	--
Net cash used in financing activities	(534)	(273)

Net decrease in cash and cash equivalents	(176)	(155)

Cash and cash equivalents at beginning of period	589	288

Cash and cash equivalents at end of period	$ 413	$ 133

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 570	$ 526
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 70	$ 19

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $47,000 and $81,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $121,000 and $116,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $74,000 and $88,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $32,000 and $50,000, respectively. Approximately $102,000 of the accountable administrative expenses are included in due to affiliates at March 31, 2007 on the accompanying consolidated balance sheet.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or from distributable net proceeds from the sale of the investment property. This return criteria has not been met.  During the three months ended March 31, 2007 and 2006 no fees were earned or paid. At March 31, 2007, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates on the accompanying consolidated balance sheet. This amount will remain accrued until the criteria for payment has been met.

Prior to 2006, an affiliate of the Managing General Partner advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from the Managing General Partner during the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, the Partnership repaid advances and accrued interest of approximately $305,000. There were no such repayments during the three months ended March 31, 2006. Interest is charged at prime plus 2% (10.25% at March 31, 2007) and was approximately $23,000 and 31,000 for the three months ended March 31, 2007 and 2006, respectively. Total advances and accrued interest of approximately $784,000 remain unpaid at March 31, 2007 and are included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $208,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $179,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Fox Run Apartments	98%	96%
Plainsboro, New Jersey

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 was approximately $375,000 compared to net income of approximately $224,000 for the corresponding period in 2006. Net income increased for the three months ended March 31, 2007 primarily due to an increase in total revenues as total expenses remained comparable. Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. Rental income increased due to increases in occupancy and the average rental rate at the Partnership’s investment property. Other income decreased due to a decrease in tenant utility reimbursements.

Total expenses for the three months ended March 31, 2007 remained comparable as decreases in depreciation and interest expenses were largely offset by an increase in operating expense. General and administrative and property tax expenses were comparable for the three months ended March 31, 2007 and 2006. Depreciation expense decreased due to assets becoming fully depreciated.  Interest expense decreased due to a decrease in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying amount and a decrease in interest on advances from an affiliate of the Managing General Partner due to an advance repayment which reduced the carrying amount. Operating expense increased due to increases in maintenance, insurance, and management fee expenses. Maintenance expense increased primarily due to an increase in snow removal. Insurance expense increased due to an increase in insurance premiums. Management fees increased due to an increase in rental income on which such fees is based.

Included in general and administrative expenses are legal fees associated with partnership matters, costs of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007 the Partnership had cash and cash equivalents of approximately $413,000 compared to approximately $133,000 at March 31, 2006. Cash and cash equivalents decreased approximately $176,000 since December 31, 2006 due to approximately $307,000 and $534,000 of cash used in investing and financing activities, respectively, partially offset by approximately $665,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of repayment of advances from an affiliate of the Managing General Partner and principal payments on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the three months ended March 31, 2007, the Partnership completed approximately $330,000 of capital improvements at Fox Run Apartments, primarily consisting of floor covering, water heater and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $29,786,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership had no distributions for the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the sale of the property and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 28,436 limited partnership units (the "Units") in the Partnership representing 71.76% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.76% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES PARTNERS XI
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: May 10, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 10, 2007	By: /s/Stephen B. Waters
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

Date: May 10, 2007

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

Date: May 10, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II,

equivalent of the chief financial officer of the

Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Partners XI (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 10, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 10, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.