Form 10QSB
period 2007-09-30
ANGELES PARTNERS XI
filed 2007-11-13
CIK 702986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 418
Receivables and deposits		427
Other assets		430
Investment property:
Land	$ 3,998
Buildings and related personal property	39,959
	43,957
Less accumulated depreciation	(33,432)	10,525
		$ 11,800

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 164
Tenant security deposit liabilities		305
Other liabilities		317
Due to affiliates (Note B)		663
Mortgage note payable		29,187

Partners' Deficit
General partners	$ (506)
Limited partners (39,627 units issued and
outstanding)	(18,330)	(18,836)
		$ 11,800

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 2,309	$ 2,162	$ 6,850	$ 6,357
Other income	174	214	613	667
Total revenues	2,483	2,376	7,463	7,024

Expenses:
Operating	822	776	2,456	2,316
General and administrative	103	103	319	283
Depreciation	431	455	1,260	1,333
Interest	510	546	1,566	1,660
Property taxes	247	226	711	677
Total expenses	2,113	2,106	6,312	6,269

Net income	$ 370	$ 270	$ 1,151	$ 755

Net income allocated to general
partners (1%)	$ 4	$ 3	$ 12	$ 8
Net income allocated to limited
partners (99%)	366	267	1,139	747

	$ 370	$ 270	$ 1,151	$ 755

Net income per limited partnership
unit	$ 9.24	$ 6.74	$ 28.74	$ 18.85

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2006	39,627	$ (518)	$(19,469)	$(19,987)

Net income for the nine months
ended September 30, 2007	--	12	1,139	1,151

Partners' deficit
at September 30, 2007	39,627	$ (506)	$(18,330)	$(18,836)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 1,151	$ 755
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,260	1,333
Amortization of loan costs	13	13
Change in accounts:
Receivables and deposits	--	8
Other assets	(66)	(8)
Accounts payable	8	34
Tenant security deposit liabilities	39	13
Other liabilities	(13)	(66)
Due to affiliates	110	1
Net cash provided by operating activities	2,502	2,083

Cash flows from investing activities:
Property improvements and replacements	(1,187)	(1,619)
Restricted escrows	--	625
Net cash used in investing activities	(1,187)	(994)

Cash flows from financing activities:
Payments on mortgage note payable	(892)	(834)
Repayment of advances from affiliate	(594)	(277)
Net cash used in financing activities	(1,486)	(1,111)

Net decrease in cash and cash equivalents	(171)	(22)
Cash and cash equivalents at beginning of period	589	288

Cash and cash equivalents at end of period	$ 418	$ 266

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,596	$ 1,674

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 73	$ 71

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006, are approximately $47,000 and $81,000 of property improvements and replacements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP-07-1, until the FASB can reassess the provisions of SOP 07-1. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $376,000 and $351,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $222,000 and $257,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the Managing General Partner of approximately $105,000 and $155,000, respectively. Approximately $178,000 of the accountable administrative expenses are included in due to affiliates at September 30, 2007 on the accompanying consolidated balance sheet.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or from distributable net proceeds from the sale of the investment property. This return criteria has not been met.  During the nine months ended September 30, 2007, a fee of approximately $32,000 was earned and is included in due to affiliates. During the nine months ended September 30, 2006 no fees were earned or paid. In addition, at September 30, 2007, the Partnership has accrued approximately $21,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001 and 2002 which are included in due to affiliates on the accompanying consolidated balance sheet. This amount plus one half of the fee earned during the nine months ended September 30, 2007 will remain accrued until the criteria for payment has been met.

Prior to 2006, an affiliate of the Managing General Partner advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from the Managing General Partner during the nine months ended September 30, 2007 and 2006. During the nine months ended September 30, 2007, the Partnership repaid advances and accrued interest of approximately $685,000. During the nine months ended September 30, 2006 approximately $388,000 of outstanding advances and accrued interest was repaid from amounts released from a restricted escrow (see Note C). Interest is charged at prime plus 2% (9.75% at September 30, 2007) and was approximately $52,000 and $86,000 for the nine months ended September 30, 2007 and 2006, respectively. Total advances and accrued interest of approximately $432,000 remain unpaid at September 30, 2007 and are included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $247,000 and $179,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Escrow Release

In connection with the December 2001 refinancing of Fox Run Apartments, $625,000 of the net proceeds were placed in a restricted escrow account held by the mortgage lender.  These funds were to be held until the property reached 95% average annual occupancy and maintained that level for three consecutive months. This criteria was met during the nine months ended September 30, 2006 and the Partnership received $625,000 in funds which were used to fund operations at the property and to partially repay amounts due to affiliates (see Note B).

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Fox Run Apartments	97%	96%
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

Results of Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $370,000 and $1,151,000, respectively, compared to net income of approximately $270,000 and $755,000 for the three and nine months ended September 30, 2006, respectively.  Net income increased for the three and nine month periods due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased for the three and nine months ended September 30, 2007 due to an increase in rental income, partially offset by a decrease in other income.  Rental income increased for both periods due to an increase in occupancy and the average rental rate at the Partnership’s investment property. Other income decreased for the three and nine month periods primarily due to a decrease in resident utility reimbursements partially offset by an increase in lease cancellation fees.

Total expenses increased for the three and nine month periods ended September 30, 2007 due to increases in operating and property tax expenses, partially offset by decreases in depreciation and interest expenses. Also contributing to the increase in total expenses for the nine months ended September 30, 2007 is an increase in general and administrative expense. For the three months ended September 30, 2007 general and administrative expense remained constant. Operating expenses increased for the three and nine month periods due to an increase in maintenance expense.  Maintenance expense increased for both periods due primarily to increases in snow removal costs and contract services. Property tax expense increased for both periods due to an increase in the property tax rate. Depreciation expense decreased for both periods due to assets becoming fully depreciated during the nine months ended September 30, 2007.  Interest expense decreased for both periods due to a decrease in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying amount of the mortgage and a decrease in interest on advances from an affiliate of the Managing General Partner due to a lower outstanding advance balance as a result of advance repayments made during the nine months ended September 30, 2007.

General and administrative expense increased for the nine month period ended September 30, 2007 primarily due to a partnership management fee earned during the nine months ended September 30, 2007. The Partnership management fee is based on net cash flow from operations, as defined in the Partnership Agreement.  No similar fee was earned during the nine months ended September 30, 2006.  In addition, there was an increase in the cost of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007 the Partnership had cash and cash equivalents of approximately $418,000 compared to approximately $266,000 at September 30, 2006. Cash and cash equivalents decreased approximately $171,000 since December 31, 2006 due to approximately $1,486,000 and $1,187,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,502,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of advances from an affiliate of the Managing General Partner and principal payments on the mortgage encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $1,213,000 of capital improvements at Fox Run Apartments, primarily consisting of concrete, heating and structural upgrades, kitchen and bath resurfacing, installation of washers and dryers and floor covering, cabinetry, water heater, and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $29,187,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership had no distributions for the nine months ended September 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the sale of the property and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 31,199 limited partnership units (the "Units") in the Partnership representing 78.73% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, the Partnership acquired 2,756 limited partnership units during the nine months ended September 30, 2007.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 78.73% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ANGELES PARTNERS XI
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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