Form 10-Q
period 2008-03-31
ANGELES PARTNERS XI
filed 2008-05-12
CIK 702986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11766

ANGELES PROPERTIES XI

(Exact name of registrant as specified in its charter)

California	95-3788040
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 233	$ 199
Receivables and deposits	602	384
Other assets	431	357
Investment property:
Land	3,998	3,998
Buildings and related personal property	40,948	40,532
	44,946	44,830
Less accumulated depreciation	(34,352)	(33,885)
	10,594	10,645
	$ 11,860	$ 11,585

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 102	$ 196
Tenant security deposit liabilities	336	323
Other liabilities	440	391
Due to affiliates (Note B)	276	255
Mortgage note payable	28,566	28,879
	29,720	30,044

Partners' Deficit
General partners	(497)	(503)
Limited partners (39,627 units issued and
outstanding)	(17,363)	(17,956)
	(17,860)	(18,459)
	$ 11,860	$ 11,585

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$2,380	$2,255
Other income	394	201
Total revenues	2,774	2,456

Expenses:
Operating	893	812
General and administrative	82	93
Depreciation	467	410
Interest	494	534
Property taxes	239	232
Total expenses	2,175	2,081

Net income	$ 599	$ 375

Net income allocated to general partners (1%)	$ 6	$ 4
Net income allocated to limited partners (99%)	593	371

	$ 599	$ 375

Net income per limited partnership unit	$ 14.96	$ 9.36

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2007	39,627	$ (503)	$(17,956)	$(18,459)

Net income for the three months
ended March 31, 2008	--	6	593	599

Partners' deficit at
March 31, 2008	39,627	$ (497)	$(17,363)	$(17,860)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 599	$ 375
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	467	410
Amortization of loan costs	4	4
Change in accounts:
Receivables and deposits	(218)	(63)
Other assets	(78)	(145)
Accounts payable	(51)	63
Tenant security deposit liabilities	13	17
Other liabilities	49	3
Due to affiliates	21	1
Net cash provided by operating activities	806	665

Cash flows used in investing activities:
Property improvements and replacements	(459)	(307)

Cash flows from financing activities:
Payments on mortgage note payable	(313)	(293)
Repayment of advances from affiliates	--	(241)
Net cash used in financing activities	(313)	(534)

Net increase (decrease) in cash and cash equivalents	34	(176)

Cash and cash equivalents at beginning of period	199	589

Cash and cash equivalents at end of period	$ 233	$ 413

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 486	$ 570
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 56	$ 70

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $99,000 and $47,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $129,000 and $121,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $73,000 and $74,000 for the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $46,000 and $32,000, respectively. Approximately $17,000 of the accountable administrative expenses are included in due to affiliates at March 31, 2008.  There were no accountable and administrative expenses owed at December 31, 2007.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or financing of the investment property. During the three months ended March 31, 2008 and 2007 no fees were earned or paid. At March 31, 2008 and December 31, 2007, the Partnership has accrued approximately $37,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001, 2002 and 2007 which are included in due to affiliates. This amount will remain accrued until the criteria for payment has been met.  An additional $16,000 has been accrued representing one half of the fees earned in 2007 and currently payable to the Managing General Partner at both March 31, 2008 and December 31, 2007 and is also included in due to affiliates.

Prior to 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from AIMCO Properties, L.P. during the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2007, the Partnership repaid advances and accrued interest of approximately $305,000. There were no such repayments during the three months ended March 31, 2008. Interest is charged at prime plus 2% (7.25% at March 31, 2008) and was approximately $4,000 and $23,000 for the three months ended March 31, 2008 and 2007, respectively. Total advances and accrued interest of approximately $206,000 and $202,000 remain unpaid at March 31, 2008 and December 31, 2007, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $89,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $192,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Fox Run Apartments	98%	98%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 was approximately $599,000 compared to net income of approximately $375,000 for the corresponding period in 2007. Net income increased primarily due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to increases in both rental and other income. Rental income increased due to an increase in the average rental rate at the Partnership’s investment property. Other income increased due to an increase in tenant utility reimbursements.

Total expenses increased due to increases in operating and depreciation expenses partially offset by decreases in interest and general and administrative expenses. Property tax expense remained comparable for period.  Operating expense increased due to an increase in property expense.  Property expense increased due to increases in salaries and related benefits and increased utility costs.  Depreciation expense increased due to additions placed into service during the year which are being depreciated. Interest expense decreased due to a decrease in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying amount and a decrease in interest on advances from an affiliate of the Managing General Partner as a result of payments on advances during the year ended December 31, 2007 which reduced the carrying amount.

General and administrative expense decreased for the three months ended March 31, 2008 due to a decrease in the cost of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are legal fees associated with partnership matters, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008 the Partnership had cash and cash equivalents of approximately $233,000 compared to approximately $413,000 at March 31, 2007. Cash and cash equivalents increased approximately $34,000 since December 31, 2007 due to approximately $806,000 of cash provided by operating activities partially offset by approximately $459,000 and $313,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership’s property are detailed below.

During the three months ended March 31, 2008, the Partnership completed approximately $416,000 of capital improvements at Fox Run Apartments, primarily consisting of floor covering, water heater and appliance replacements and kitchen and bath resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $28,566,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership had no distributions for the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the sale of the property and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2008.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,604 limited partnership units (the "Units") in the Partnership representing 82.28% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 82.28% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Item 4.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES PARTNERS XI
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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