Form 10-Q
period 2008-06-30
ANGELES PARTNERS XI
filed 2008-08-13
CIK 702986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 600	$ 199
Receivables and deposits	517	384
Other assets	364	357
Investment property:
Land	3,998	3,998
Buildings and related personal property	41,295	40,532
	45,293	44,530
Less accumulated depreciation	(34,819)	(33,885)
	10,474	10,645
	$ 11,955	$ 11,585

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 161	$ 196
Tenant security deposit liabilities	340	323
Other liabilities	435	391
Due to affiliates (Note B)	82	255
Mortgage note payable	28,248	28,879
	29,266	30,044

Partners' Deficit
General partners	(492)	(503)
Limited partners (39,627 units issued and
outstanding)	(16,819)	(17,956)
	(17,311)	(18,459)
	$ 11,955	$ 11,585

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 2,394	$ 2,286	$ 4,774	$ 4,541
Other income	209	238	603	439
Total revenues	2,603	2,524	5,377	4,980

Expenses:
Operating	729	822	1,622	1,634
General and administrative	131	123	213	216
Depreciation	467	419	934	829
Interest	487	522	981	1,056
Property taxes	240	232	479	464
Total expenses	2,054	2,118	4,229	4,199

Net income	$ 549	$ 406	$ 1,148	$ 781

Net income allocated to general
partners (1%)	$ 5	$ 4	$ 11	$ 8

Net income allocated to limited
partners (99%)	544	402	1,137	773

	$ 549	$ 406	$ 1,148	$ 781

Net income per limited partnership unit	$ 13.73	$ 10.14	$ 28.69	$ 19.51

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2007	39,627	$ (503)	$(17,956)	$(18,459)

Net income for the six months
ended June 30, 2008	--	11	1,137	1,148

Partners' deficit at
June 30, 2008	39,627	$ (492)	$(16,819)	$(17,311)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 1,148	$ 781
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	934	829
Amortization of loan costs	8	8
Change in accounts:
Receivables and deposits	(133)	(8)
Other assets	(15)	(126)
Accounts payable	2	(9)
Tenant security deposit liabilities	17	41
Other liabilities	44	68
Due to affiliates	26	57
Net cash provided by operating activities	2,031	1,641

Cash flows used in investing activities:
Property improvements and replacements	(800)	(756)

Cash flows from financing activities:
Payments on mortgage note payable	(631)	(590)
Repayment of advances from affiliates	(199)	(594)
Net cash used in financing activities	(830)	(1,184)

Net increase (decrease) in cash and cash equivalents	401	(299)

Cash and cash equivalents at beginning of period	199	589

Cash and cash equivalents at end of period	$ 600	$ 290

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 978	$ 1,099

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 62	$ 55

Included in property improvements and replacements for the six months ended June 30, 2008 and 2007 are approximately $99,000 and $47,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $263,000 and $246,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $127,000 and $149,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2008 and 2007 are construction management services provided by an affiliate of the Managing General Partner of approximately $69,000 and $64,000, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement, to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or financing of the investment property. During the six months ended June 30, 2008 and 2007 fees of approximately $45,000 and $22,000 were earned and are included in due to affiliates. At June 30, 2008, the Partnership has accrued approximately $37,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001, 2002 and 2007 which are included in due to affiliates. This amount plus one half of the fee earned during the six months ended June 30, 2008 will remain accrued until the criteria for payment has been met.  At June 30, 2008 approximately $82,000 of fees are included in due to affiliates of which approximately $23,000 represents one half of the 2008 fee which is currently payable. At December 31, 2007 approximately $53,000 in fees were included in due to affiliates of which approximately $16,000 was equal to one half of the 2007 fee earned and payable.  This $16,000 was paid during the six months ended June 30, 2008.

Prior to 2006, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from AIMCO Properties, L.P. during the six months ended June 30, 2008 and 2007. During the six months ended June 30, 2008 and 2007, the Partnership repaid advances and accrued interest of approximately $210,000 and $685,000, respectively. Interest is charged at prime plus 2% (7.00% at June 30, 2008) and was approximately $8,000 and $41,000 for the six months ended June 30, 2008 and 2007, respectively. Total advances and accrued interest of approximately $202,000 were unpaid at December 31, 2007 and are included in due to affiliates. No amounts were owed at June 30, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $89,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $192,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2008 and 2007:

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2008 was approximately $549,000 and $1,148,000, respectively, compared to net income of approximately $406,000 and $781,000 for the three and six months ended June 30, 2007, respectively.  Net income increased for the three month period primarily due to an increase in total revenues and a decrease in total expenses. Net income increased for the six month period primarily due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased for the three months ended June 30, 2008 due to an increase in rental income, partially offset by a decrease in other income.  Total revenues increased for the six months ended June 30, 2008 due to increases in both rental and other income.  Rental income increased for both periods due to an increase in the average rental rate at the Partnership’s investment property. Other income decreased for the three month period due to a decrease in lease cancellation fees and a decrease in tenant utility reimbursements.  Other income increased for the six month period due primarily to an increase in tenant utility reimbursements.

Total expenses decreased for the three month period ended June 30, 2008 due to decreases in operating and interest expenses, partially offset by increases in depreciation, property tax and general and administrative expenses.  Total expenses increased for the six month period ended June 30, 2008 due to increases in property tax and depreciation expenses, partially offset by decreases in operating, interest and general and administrative expenses. Operating expenses decreased for the three month period due to decreases in administrative, insurance and maintenance expenses, partially offset by an increase in management fees.  Operating expenses decreased for the six month period due to decreases in administrative, insurance and maintenance expenses, partially offset by increases in property and management fee expenses. Management fees increased for both periods due to an increase in rental income upon which such fee is based.  Property expense increased for the six month period due to an increase in salaries and related benefits and increased utility costs.  Administrative expense decreased for both periods due to a decrease in legal expenses partially offset by an increase in license and permit costs.  Insurance expense decreased for both periods due to a decrease in hazard insurance premiums at the Partnership’s investment property.  Maintenance expense decreased for both periods due primarily to decreases in snow removal costs and contract services.  Property tax expense increased for both periods due to an increase in the property tax rate. Depreciation expense increased for both periods due to additions placed into service during the year which are being depreciated. Interest expense decreased for both periods due to a decrease in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying amount of the mortgage and a decrease in interest on advances from AIMCO Properties, L.P., as a result of payments on advances during the year ended December 31, 2007 which reduced the carrying amount.

General and administrative expense increased for the three months ended June 30, 2008 primarily due to an increase in the partnership management fee earned during the three months ended June 30, 2008 as compared to the fee earned for the three months ended June 30, 2007.  The Partnership management fee is based on net cash flow from operations, as defined in the Partnership Agreement. General and administrative expense decreased for the six months ended June 30, 2008 primarily due to a decrease in the cost of services included in management reimbursements to the Managing General Partner allowed under the Partnership Agreement, partially offset by an increase in partnership management fees. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008 the Partnership had cash and cash equivalents of approximately $600,000 compared to approximately $290,000 at June 30, 2007. Cash and cash equivalents increased approximately $401,000 since December 31, 2007 due to approximately $2,031,000 of cash provided by operating activities, partially offset by approximately $800,000 and $830,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership’s investment property and payments made on advances from AIMCO Properties, L.P. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the six months ended June 30, 2008, the Partnership completed approximately $763,000 of capital improvements at Fox Run Apartments, primarily consisting of floor covering, water heater, appliance and air conditioning unit replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $28,248,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership had no distributions for the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the sale of the property and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2008.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,604 limited partnership units (the "Units") in the Partnership representing 82.28% of the outstanding Units at June 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 82.28% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Item 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

Item 6.

Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES PARTNERS XI
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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