Form 10-Q
period 2009-03-31
ANGELES PARTNERS XI
filed 2009-05-15
CIK 702986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 1,487	$ 826
Receivables and deposits	646	698
Other assets	458	381
Investment property:
Land	3,998	3,998
Buildings and related personal property	42,483	42,322
	46,481	46,320
Less accumulated depreciation	(36,310)	(35,802)
	10,171	10,518
	$ 12,762	$ 12,423

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 150	$ 100
Tenant security deposit liabilities	304	332
Other liabilities	316	326
Due to affiliates (Note B)	146	99
Mortgage note payable	27,262	27,485
	28,178	28,342

Partners' Deficit
General partners	(473)	(478)
Limited partners (39,627 units issued and
outstanding)	(14,943)	(15,441)
	(15,416)	(15,919)
	$ 12,762	$ 12,423

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$2,327	$2,380
Other income	290	394
Total revenues	2,617	2,774

Expenses:
Operating	802	893
General and administrative	112	82
Depreciation	508	467
Interest	463	494
Property taxes	229	239
Total expenses	2,114	2,175

Net income	$ 503	$ 599

Net income allocated to general partners (1%)	$ 5	$ 6
Net income allocated to limited partners (99%)	498	593

	$ 503	$ 599

Net income per limited partnership unit	$ 12.57	$ 14.96

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2008	39,627	$ (478)	$(15,441)	$(15,919)

Net income for the three months
ended March 31, 2009	--	5	498	503

Partners' deficit at
March 31, 2009	39,627	$ (473)	$(14,943)	$(15,416)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 503	$ 599
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	508	467
Amortization of loan costs	4	4
Change in accounts:
Receivables and deposits	52	(218)
Other assets	(81)	(78)
Accounts payable	58	(51)
Tenant security deposit liabilities	(28)	13
Other liabilities	(10)	49
Due to affiliates	47	21
Net cash provided by operating activities	1,053	806

Cash flows used in investing activities:
Property improvements and replacements	(169)	(459)

Cash flows used in financing activities:
Payments on mortgage note payable	(223)	(313)

Net increase in cash and cash equivalents	661	34

Cash and cash equivalents at beginning of period	826	199

Cash and cash equivalents at end of period	$ 1,487	$ 233

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 305	$ 486
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 51	$ 56

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $59,000 and $99,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $131,000 and $129,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $49,000 and $73,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $26,000 and $46,000, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or financing of the investment property. During the three months ended March 31, 2009, fees of approximately $47,000 were earned and are included in due to affiliates. During the three months ended March 31, 2008 no fees were earned or paid. At March 31, 2009 and December 31, 2008, the Partnership has accrued approximately $68,000 of Partnership management fees, representing one half of the fees earned in 2000, 2001, 2002, 2007 and 2008 which are included in due to affiliates. This amount will remain accrued until the criteria for payment has been met. An additional $31,000 has been accrued at both March 31, 2009 and December 31, 2008, which represents one half of the fees earned in 2008 and currently payable to the Managing General Partner. This amount is also included in due to affiliates.

Prior to 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from AIMCO Properties, L.P. during the three months ended March 31, 2009 and 2008. Interest was charged at prime plus 2% and was approximately $4,000 for the three months ended March 31, 2008. During the year ended December 31, 2008 all advances and interest were repaid.  No amounts were owed at March 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $91,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $150,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Contingencies

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

Note D – Subsequent Event

Subsequent to March 31, 2009, the Partnership distributed approximately $1,570,000 to its partners of funds from operations and remaining undistributed refinancing proceeds from 2000 (approximately $39.22 per limited partnership unit).

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Fox Run Apartments	96%	98%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2009 was approximately $503,000 compared to net income of approximately $599,000 for the corresponding period in 2008. Net income decreased due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to decreases in both rental and other income. Rental income decreased due to a decrease in the occupancy and an increase in bad debt expense at the Partnership’s investment property. Other income decreased due to a decrease in tenant utility reimbursements, as a result of a decrease in seasonal usage, partially offset by an increase in lease cancellation fees.

Total expenses decreased due to decreases in operating and interest expenses partially offset by increases in depreciation and general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. Operating expense decreased due to a decrease in property and maintenance expenses. Property expense decreased due to decreases in salaries and related benefits.  Maintenance expense decreased due to decreases in contract services, maintenance materials and plumbing repairs partially offset by increased payroll costs. Interest expense decreased due to a decrease in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying amount. Depreciation expense increased due to additions placed into service during the year which are being depreciated.

General and administrative expense increased for the three months ended March 31, 2009 due to an increase in the partnership management fee earned partially offset by a decrease in management reimbursements charged by the Managing General Partner, as allowed under the Partnership Agreement, and a decrease in the New Jersey tax assessed to the Partnership which is based on the number of partners in the partnership. Also included in general and administrative expenses are legal fees associated with partnership matters, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009 the Partnership had cash and cash equivalents of approximately $1,487,000 compared to approximately $233,000 at March 31, 2008. Cash and cash equivalents increased approximately $661,000 since December 31, 2008 due to approximately $1,053,000 of cash provided by operating activities partially offset by approximately $169,000 and $223,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership’s investment property. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the three months ended March 31, 2009, the Partnership completed approximately $161,000 of capital improvements at Fox Run Apartments, primarily consisting of floor covering, water heater and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $27,262,000 is being amortized over 20 years and matures in December 2021, at which time it is scheduled to be fully amortized.

The Partnership had no distributions for the three months ended March 31, 2009 and 2008. Subsequent to March 31, 2009, the Partnership distributed approximately $1,570,000 to its partners of funds from operations and remaining undistributed refinancing proceeds from 2000 (approximately $39.22 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the timing of the sale of the property and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,609 limited partnership units (the "Units") in the Partnership representing 82.29% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P, the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 82.29% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ANGELES PARTNERS XI
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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