Form 10-Q
period 2009-06-30
ANGELES PARTNERS XI
filed 2009-08-13
CIK 702986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 273	$ 826
Receivables and deposits	449	698
Other assets	408	381
Investment property:
Land	3,998	3,998
Buildings and related personal property	42,616	42,322
	46,614	46,320
Less accumulated depreciation	(36,820)	(35,802)
	9,794	10,518
	$ 10,924	$ 12,423

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 81	$ 100
Tenant security deposit liabilities	294	332
Accrued property taxes	227	--
Other liabilities	356	326
Due to affiliates (Note B)	175	99
Mortgage note payable	26,921	27,485
	28,054	28,342

Partners' Deficit
General partners	(490)	(478)
Limited partners (39,627 units issued and
outstanding)	(16,640)	(15,441)
	(17,130)	(15,919)
	$ 10,924	$ 12,423

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 2,331	$ 2,394	$ 4,658	$ 4,774
Other income	211	209	501	603
Total revenues	2,542	2,603	5,159	5,377

Expenses:
Operating	726	729	1,528	1,622
General and administrative	121	131	233	213
Depreciation	510	467	1,018	934
Interest	462	487	925	981
Property taxes	457	240	686	479
Total expenses	2,276	2,054	4,390	4,229

Net income	$ 266	$ 549	$ 769	$ 1,148

Net income allocated to general
partners (1%)	$ 3	$ 5	$ 8	$ 11
Net income allocated to limited
partners (99%)	263	544	761	1,137

	$ 266	$ 549	$ 769	$ 1,148

Net income per limited partnership unit	$ 6.64	$ 13.73	$ 19.20	$ 28.69

Distributions per limited partnership unit	$ 49.46	$ --	$ 49.46	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2008	39,627	$ (478)	$(15,441)	$(15,919)

Net income for the six months
ended June 30, 2009	--	8	761	769

Distributions to partners	--	(20)	(1,960)	(1,980)

Partners' deficit at
June 30, 2009	39,627	$ (490)	$ (16,640)	$ (17,130)

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 769	$ 1,148
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,018	934
Amortization of loan costs	8	8
Change in accounts:
Receivables and deposits	249	(133)
Other assets	(35)	(15)
Accounts payable	28	2
Tenant security deposit liabilities	(38)	17
Accrued property taxes	227	-
Other liabilities	30	44
Due to affiliates	76	26
Net cash provided by operating activities	2,332	2,031

Cash flows used in investing activities:
Property improvements and replacements	(341)	(800)

Cash flows from financing activities:
Payments on mortgage note payable	(564)	(631)
Repayment of advances from affiliates	--	(199)
Distributions to partners	(1,980)	--
Net cash used in financing activities	(2,544)	(830)

Net (decrease) increase in cash and cash equivalents	(553)	401

Cash and cash equivalents at beginning of period	826	199

Cash and cash equivalents at end of period	$ 273	$ 600

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 763	$ 978

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 12	$ 62

Included in property improvements and replacements for the six months ended June 30, 2009 and 2008 are approximately $59,000 and $99,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners XI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of Angeles Realty Corporation II (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $261,000 and $263,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $66,000 and $127,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $28,000 and $69,000, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or financing of the investment property. During the six months ended June 30, 2009 and 2008, fees of approximately $107,000 and $45,000, respectively, were earned and are included in due to affiliates. At June 30, 2009 and December 31, 2008, the Partnership has accrued approximately $68,000 of additional Partnership management fees, representing one half of the fees earned in 2000, 2001, 2002, 2007 and 2008 which are included in due to affiliates. This amount will remain accrued until the criteria for payment has been met. An additional $31,000 was accrued at December 31, 2008, which represents one half of the fees earned in 2008 and currently payable to the Managing General Partner.  This amount is also included in due to affiliates at December 31, 2008. During the six months ended June 30, 2009 this $31,000 was paid.

Prior to 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from AIMCO Properties, L.P. during the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2008, the Partnership repaid advances and accrued interest of approximately $210,000.  Interest was charged at prime plus 2% and was approximately $8,000 for the six months ended June 30, 2008. During the year ended December 31, 2008 all advances and interest were repaid.  No amounts were owed at June 30, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $120,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $150,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Subsequent Sale of Investment Property

Subsequent to June 30, 2009, the Partnership entered into a sale contract with a third party relating to the sale of its sole investment property, Fox Run Apartments.  The Partnership determined that certain criteria of Statement of Financial Accounting Standards No. 144 were not met at June 30, 2009 and therefore continues to report the assets and liabilities of its investment property as held for investment and its operations as continuing operations.  On July 31, 2009, the Partnership sold Fox Run Apartments to a third party for a total sales price of approximately $70,497,000.   The net proceeds realized by the Partnership approximately $69,135,000 after payment of closing costs of approximately $1,362,000.  The Partnership used approximately $26,807,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership anticipates recognizing a gain, during the third quarter of 2009, of approximately $59,265,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the third quarter of 2009, of approximately $3,458,000 as a result of the write off of unamortized loan costs and payment of a prepayment penalty of approximately $3,249,000.  Due to the sale of its sole investment property, the Partnership expects to liquidate by June 30, 2010.

Subsequent to June 30, 2009, the Partnership distributed approximately $37,800,000 of proceeds from the sale to its partners (approximately $943.80 per limited partnership unit).

Note D – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2009 and 2008:

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2009 was approximately $266,000 and $769,000, respectively, compared to net income of approximately $549,000 and $1,148,000 for the corresponding periods in 2008. Net income decreased for both the three and six month periods due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for the three month period due to a decrease in rental income. Total revenues decreased for the six month period due to decreases in both rental income and other income. Rental income decreased for the three month period due to decreases in occupancy and the average rental rates at the Partnership’s investment property. Rental income decreased for the six month period due to a decrease in occupancy and an increase in bad debt expense.  Other income decreased for the six month period due to a decrease in tenant utility reimbursements, as a result of a decrease in seasonal usage, partially offset by an increase in lease cancellation fees.

Total expenses increased for the three month period due to increases in depreciation and property tax expenses, partially offset by a decrease in interest expense.  Operating and general and administrative expenses remained relatively constant for the three month period. Total expenses increased for the six month period due to increases in property tax, depreciation and general and administrative expenses, partially offset by decreases in operating and interest expenses.  Operating expense decreased for the six month period due to a decrease in property expense. Property expense decreased for the six month period due to decreases in salaries and related benefits. Property tax expense increased for both periods as a result of an increase in the assessed value of the property.  The Partnership recorded an adjustment during the three months ended June 30, 2009 to account for the resulting increase in the assessed value of the property for the current year.  Interest expense decreased for both periods due to a decrease in interest on the mortgage encumbering the investment property as a result of scheduled principal payments which reduced the carrying amount of the loan and a decrease in interest on advances from AIMCO Properties, L.P., as a result of full repayment of the advances during the year ended December 31, 2008. Depreciation expense increased for both periods due to additions placed into service during the past twelve months which are being depreciated.

General and administrative expense remained relatively constant for the three month period and increased for the six month period. The increase in general and administrative expense for the six month period is due to an increase in the partnership management fee earned for the six months ended June 30, 2009, partially offset by a decrease in management reimbursements charged by the Managing General Partner, as allowed under the Partnership Agreement, and a decrease in the New Jersey tax assessed to the Partnership which is based on the number of partners in the Partnership.  Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are legal fees associated with partnership matters, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Subsequent to June 30, 2009, the Partnership entered into a sale contract with a third party relating to the sale of its sole investment property, Fox Run Apartments.  The Partnership determined that certain criteria of Statement of Financial Accounting Standards No. 144 were not met at June 30, 2009 and therefore continues to report the assets and liabilities of its investment property as held for investment and its operations as continuing operations.  On July 31, 2009, the Partnership sold Fox Run Apartments to a third party for a total sales price of approximately $70,497,000. The net proceeds realized by the Partnership were approximately $69,135,000 after payment of closing costs of approximately $1,362,000.  The Partnership used approximately $26,807,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership anticipates recognizing a gain, during the third quarter of 2009, of approximately $59,265,000 as a result of the sale. In addition, the Partnership anticipates recognizing a loss on extinguishment of debt, during the third quarter of 2009, of approximately $3,458,000 as a result of the write off of unamortized loan costs and payment of a prepayment penalty of approximately $3,249,000.

Liquidity and Capital Resources

At June 30, 2009 the Partnership had cash and cash equivalents of approximately $273,000 compared to approximately $600,000 at June 30, 2008. Cash and cash equivalents decreased approximately $553,000 since December 31, 2008 due to approximately $341,000 and $2,544,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,332,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements.  Cash used in financing activities consisted of principal payments on the mortgage encumbering the Partnership’s investment property and distributions to partners. The Partnership invests its working capital reserves in interest-bearing accounts.

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

During the six months ended June 30, 2009, the Partnership completed approximately $294,000 of capital improvements at Fox Run Apartments, primarily consisting of floor covering, water heater and appliance replacements and kitchen and bath upgrades. These improvements were funded from operating cash flow. On July 31, 2009, the Partnership sold Fox Run Apartments to a third party.

The Partnership’s assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Fox Run Apartments of approximately $26,921,000 is being amortized over 20 years and matures in December 2021. In connection with the sale of the property on July 31, 2009, the mortgage was repaid with sale proceeds.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended June 30,	Partnership	Ended June 30,	Partnership
	2009	Unit	2008	Unit

Surplus (1)	$ 554	$ 13.83	$ --	$ --

Operations	1,426	35.63	--	--
	$ 1,980	$ 49.46	$ --	$ --

(1)   Remaining undistributed proceeds from the 2000 refinancing of the mortgage encumbering Fox Run Apartments.

Subsequent to June 30, 2009, the Partnership distributed approximately $37,800,000 of proceeds from the sale to its partners (approximately $943.80 per limited partnership unit).

The Partnership’s cash available for distribution will be reviewed on a quarterly basis.  Future cash distributions will depend on the amount of cash remaining after fully liquidating the partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,609 limited partnership units (the "Units") in the Partnership representing 82.29% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 82.29% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.

Item 6.     Exhibits

See Exhibit Index Attached.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES PARTNERS XI
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.14       Purchase and Sale Contract between Fox Run AP XI, L.P., a South Carolina limited partnership, and Angelo Gordon Real Estate Inc., a Delaware corporation, dated July 8, 2009. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 8, 2009.)

10.15       First Amendment to Purchase and Sale Contract between Fox Run AP XI, L.P., a South Carolina limited partnership, and Angelo Gordon Real Estate Inc., a Delaware corporation, dated July 17, 2009. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 17, 2009.)

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