Form 10-Q
period 2009-09-30
ANGELES PARTNERS XI
filed 2009-11-16
CIK 702986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

September 30, 2009

Assets
Cash and cash equivalents	$1,735
Receivables and deposits	116
Due from affiliates	24
1,875

Liabilities
Accounts payable	89
Distribution payable (Note F)	1,064
Estimated costs during the period of liquidation (Note A)	243
1,396
Net assets in liquidation	$ 479

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands)

Period from August 1 through September 30, 2009

Net assets in liquidation at August 1, 2009	$ 38,268

Adjustment to estimated costs to be incurred during
the period of liquidation	5

Distribution paid	(36,702)

Distribution payable	(1,092)

Costs paid during liquidation period	--

Net assets in liquidation at September 30, 2009	$ 479

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

December 31, 2008

Assets held for sale:
Cash and cash equivalents	$ 826
Receivables and deposits	698
Other assets	381
Investment property:
Land	3,998
Buildings and related personal property	42,322
46,320
Less accumulated depreciation	(35,802)
10,518
$ 12,423

Liabilities and Partners' Deficit
Liabilities held for sale:
Accounts payable	$ 100
Tenant security deposit liabilities	332
Other liabilities	326
Due to affiliates (Note C)	99
Mortgage note payable	27,485
28,342

Partners' Deficit
General partners	(478)
Limited partners (39,627 units issued and
outstanding)	(15,441)
(15,919)
$ 12,423

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Period from		Period from
	July 1	Three Months	January 1	Nine Months
	through	Ended	through	Ended
	July 31,	September 30,	July 31,	September 30,
	2009	2008	2009	2008
Income from continuing operations	$ --	$ --	$ --	$ --
Income (loss) from discontinued
operations:
Revenues:
Rental income	727	2,396	5,385	7,170
Other income	170	301	671	904
Total revenues	897	2,697	6,056	8,074
Expenses:
Operating	640	748	2,168	2,370
General and administrative	(19)	108	214	321
Depreciation	168	480	1,186	1,414
Interest	157	478	1,082	1,459
Property taxes	115	221	801	700
Loss on extinguishment of debt
(Note D)	3,458	--	3,458	--
Total expenses	4,519	2,035	8,909	6,264
(Loss) income from discontinued
operations	(3,622)	662	(2,853)	1,810
Gain on sale of discontinued
operations (Note D)	59,265	--	59,265	--
Net income	$ 55,643	$ 662	$ 56,412	$ 1,810
Net income allocated to general
partners	$ 875	$ 7	$ 883	$ 18
Net income allocated to limited
partners	54,768	655	55,529	1,792
	$ 55,643	$ 662	$ 56,412	$ 1,810
Net income (loss) per limited
partnership unit:
(Loss) income from discontinued
operations	$ (90.46)	$ 16.53	$ (71.26)	$ 45.22
Gain on sale of discontinued
operations	1,472.55	--	1,472.55	--
	$1,382.09	$ 16.53	$1,401.29	$ 45.22

Distributions per limited
partnership unit	$ --	$ --	$ 49.46	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	40,000	$ 30	$ 40,000	$ 40,030

Partners' deficit at
December 31, 2008	39,627	$ (478)	$(15,441)	$(15,919)

Distributions to partners	--	(20)	(1,960)	(1,980)

Net income for seven months
ended July 31, 2009	--	883	55,529	56,412

Partners' capital at
July 31, 2009	39,627	$ 385	$ 38,128	38,513

Adjustment to liquidation basis
(Notes A and B)				(245)

Net assets in liquidation
at August 1, 2009				$ 38,268

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Period from
	January 1,	Nine Months
	through	Ended
	July 31,	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 56,412	$ 1,810
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,186	1,414
Amortization of loan costs	10	13
Gain on sale of discontinued operations	(59,265)	--
Loss on early extinguishment of debt	3,458	--
Change in accounts:
Receivables and deposits	225	(182)
Other assets	162	(37)
Accounts payable	86	(31)
Tenant security deposit liabilities	(332)	35
Other liabilities	(299)	87
Due to affiliates	35	39
Net cash provided by operating activities	1,678	3,148

Cash flows from investing activities:
Property improvements and replacements	(388)	(1,426)
Net proceeds from sale of discontinued operations	69,135	--
Net cash provided by (used in) investing
activities	68,747	(1,426)

Cash flows from financing activities:
Payments on mortgage note payable	(678)	(954)
Repayment of mortgage note payable	(26,807)	--
Distributions to partners	(1,980)	--
Prepayment penalty	(3,249)	--
Repayment of advances from affiliate	--	(199)
Net cash used in financing activities	(32,714)	(1,153)

Net increase in cash and cash equivalents	37,711	569
Cash and cash equivalents at beginning of period	826	199

Cash and cash equivalents at end of period	$ 38,537	$ 768

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,020	$ 1,454

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 20	$ 70

Included in property improvements and replacements for the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008 are approximately $59,000 and $99,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES PARTNERS XI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of July 31, 2009, Angeles Partners XI (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property”). The general partner responsible for management of the Partnership's business is Angeles Realty Corporation II ("the Managing General Partner"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at July 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the financial statements.

The Managing General Partner estimates that the liquidation process will be completed by June 30, 2010.  Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The accompanying statements of discontinued operations for all periods presented reflect the operations of Fox Run Apartments as (loss) income from discontinued operations as a result of the property’s sale to a third party on July 31, 2009 (as discussed in “Note D”).

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at July 31, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $245,000. The net adjustments are summarized as follows:

Decrease in

Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$(245)

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $303,000 and $396,000 for the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $94,000 and $206,000 for the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008, respectively, which are included in general and administrative expenses, gain on sale of discontinued operations and investment property. The portion of these reimbursements included in investment property and gain on sale of discontinued operations for the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008 are construction management services provided by an affiliate of the Managing General Partner of approximately $28,000 and $114,000, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash from operations", as defined in the Partnership Agreement to be paid to the Managing General Partner for executive and administrative management services. One half of this fee is to be accrued and not paid unless the limited partners have received distributions equal to a 5% cumulative annual return on their adjusted capital investment as defined in the Partnership Agreement or there are net proceeds from the sale or financing of the investment property. During the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008, fees of approximately $46,000 and $58,000, respectively, were earned and are included in due to affiliates. At July 31, 2009 and December 31, 2008, the Partnership has accrued approximately $68,000 of additional Partnership management fees, representing one half of the fees earned in 2000, 2001, 2002, 2007 and 2008 which are also included in due to affiliates. The criteria for payment of these prior year accruals was met with the sale of Fox Run Apartments in July 2009 and the distribution of sale proceeds during August 2009. Payment of the current year accrual of approximately $46,000 and the prior year accrual amounts of approximately $68,000 were made during August 2009. An additional $31,000 was accrued at December 31, 2008, which represents one half of the fees earned in 2008 and currently payable to the Managing General Partner.  This amount was paid during April 2009 and included in due to affiliates at December 31, 2008.  At September 31, 2009, the Partnership had overpaid the fees due to the Managing General Partner by approximately $24,000.  This amount will be refunded to the Partnership during the fourth quarter of 2009.

Prior to 2007, AIMCO Properties, L.P., an affiliate of the Managing General Partner, advanced to the Partnership approximately $1,288,000 to cover capital improvements and operations at Fox Run Apartments. There were no advances from AIMCO Properties, L.P. during the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008. During the nine months ended September 30, 2008, the Partnership repaid advances and accrued interest of approximately $210,000.  Interest was charged at prime plus 2% and was approximately $8,000 for the nine months ended September 30, 2008. During the year ended December 31, 2008 all advances and interest were repaid.  No amounts were owed at September 30, 2009 or December 31, 2008.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the period from January 1 through July 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $120,000 for insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $150,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note D – Disposition of Investment Property

On July 31, 2009, the Partnership sold its sole investment property, Fox Run Apartments to a third party for a total sales price of approximately $70,497,000.   The net proceeds realized by the Partnership were approximately $69,135,000 after payment of closing costs of approximately $1,362,000.  The Partnership used approximately $26,807,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain, during the period from January 1 through July 31, 2009, of approximately $59,265,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the period from January 1 through July 31, 2009, of approximately $3,458,000 as a result of the write off of unamortized loan costs and payment of a prepayment penalty of approximately $3,249,000.

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

Note F – Distribution Payable

As a result of the sale of Fox Run Apartments during July 2009, the Partnership declared a distribution to its partners of approximately $37,794,000 (approximately $37,416,000 or $944.20 per limited partnership unit). Payment of approximately $36,702,000 of this distribution was made during August 2009. The unpaid portion of approximately $1,092,000 has been accrued as a distribution payable and represents the estimated New Jersey withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Fox Run Apartments. The Partnership had already paid approximately $28,000 to New Jersey for estimated 2009 New Jersey withholding taxes on behalf of the limited partners, which has been offset against the accrued distribution at September 30, 2009. Subsequent to September 30, 2009, the Partnership distributed approximately $273,000 of additional proceeds from the sale to its partners (approximately $6.81 per limited partnership unit).

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances.  The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties.  In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities.  Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility.  Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws.  These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility.  In connection with the ownership, operation and management of its former property, the Partnership could potentially be liable for environmental liabilities or costs associated with its former property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

Results of Operations

As of July 31, 2009, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property on July 31, 2009. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $56,412,000 for the period from January 1 through July 31, 2009 compared to net income of approximately $1,810,000 for the nine months ended September 30, 2008. The increase in net income is due to a gain on sale of discontinued operations in 2009, partially offset by an increase in loss from discontinued operations.

On July 31, 2009, the Partnership sold its sole investment property, Fox Run Apartments, to a third party for a gross sales price of approximately $70,497,000. The net proceeds realized by the Partnership were approximately $69,135,000 after payment of closing costs of approximately $1,362,000. The Partnership used approximately $26,807,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain, during the period from January 1 through July 31, 2009, of approximately $59,265,000 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt, during the period from January 1 through July 31, 2009, of approximately $3,458,000 due to the write-off of unamortized loan costs and a prepayment penalty associated with the payment of the mortgage of approximately $3,249,000.

Excluding the impact of the gain on sale of discontinued operations in 2009, the Partnership’s loss from discontinued operations for the period from January 1 through July 31, 2009 was approximately $2,853,000 compared to income of approximately $1,810,000 for the nine months ended September 30, 2008. For the period from January 1 through July 31, 2009, excluding the loss on extinguishment of debt and the effect of the change in total revenues, operating, depreciation, interest and property tax expenses, as a result of the sale of the Partnership’s remaining investment property on July 31, 2009, total expenses remained constant.

Included in general and administrative expenses for the period from January 1 through July 31, 2009 and the nine months ended September 30, 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, as well as costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Also included in general and administrative expense is the Partnership management fee which is based on net cash flow from operations, as defined in the Partnership Agreement. General and administrative expense also includes a New Jersey tax assessed to the Partnership based upon the number of partners in the Partnership. During July 2009, an adjustment was made to reduce the partnership management fee as a result of a decrease in operating cash flow. The reduction in the fee resulted in general and administrative expenses having a net credit balance for the one month period.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2010 due to the sale of its remaining investment property.

At July 31, 2009 the Partnership had cash and cash equivalents of approximately $38,537,000 compared to approximately $826,000 at December 31, 2008. Cash and cash equivalents increased approximately $37,711,000 from December 31, 2008 due to approximately $68,747,000 and $1,678,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $32,714,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Fox Run Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Partnership’s investment property, repayment of the mortgage, payment of a prepayment penalty in connection with the sale and distribution payments.

For the period from January 1 through July 31, 2009, the Partnership completed approximately $349,000 of capital improvements at Fox Run Apartments, consisting primarily of kitchen and bath upgrades, and floor covering, water heater and appliance replacements. These improvements were funded from operating cash flow. The Partnership sold Fox Run Apartments to a third party on July 31, 2009.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at July 31, 2009 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at July 31, 2009, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $245,000. The net adjustments are summarized as follows:

Decrease in

Net Assets

(in thousands)

Adjustment of other assets and liabilities, net	$(245)

During the period from August 1 through September 30, 2009, net assets in liquidation decreased by approximately $37,789,000. The decrease in net assets in liquidation is primarily due to the distribution to partners of sale proceeds, and to a lesser extent, costs incurred during the liquidation period.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Operations	$ 1,426	$ 35.63	$ --	$ --
Sale (1)	37,794	944.20	--	--
Surplus (2)	554	13.83	--	--
	$ 39,774	$ 993.66	$ --	$ --

(1)   August 2009 distribution of proceeds from the July 2009 sale of Fox Run Apartments. Includes approximately $1,092,000 accrued for New Jersey withholding taxes to be paid on behalf of certain limited partners.

(2)   Remaining undistributed proceeds from the 2008 refinancing of the mortgage encumbering Fox Run Apartments.

Subsequent to September 30, 2009, the Partnership distributed approximately $273,000 of additional proceeds from the sale to its partners (approximately $6.81 per limited partnership unit).

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 32,609 limited partnership units (the "Units") in the Partnership representing 82.29% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 82.29% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment was subject to varying degrees of risk.  Several factors may adversely have affected the economic performance and value of the Partnership’s investment property.  These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could have caused impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by the plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.

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

ANGELES PARTNERS XI
(A California Limited Partnership)

By: Angeles Realty Corporation II
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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